Form 10-K
period 2021-12-31
Integrated Wellness Acquisition Corp
filed 2022-04-01
CIK 1877557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41131

INTEGRATED WELLNESS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

148 N Main Street Florida, NY	10921
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (845)
651-5039
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	WEL.U	The New York Stock Exchange
Class A ordinary shares, par value $.0001 per share	WEL	The New York Stock Exchange
Redeemable warrants each exercisable for one Class A ordinary share for $11.50 per share	WEL WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the New York Stock Exchange on December 9, 2021, and the registrant’s Class A ordinary shares and warrants began trading on the New York Stock Exchange on January 18, 2022. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the outstanding units, other than those held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the New York Stock Exchange was $115,920,000.
As of March
31
, 2022, there were
11,500,000 Class A ordinary shares, par value $0.0001 per share and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of our initial public offering;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company;

•	“BDO” are to BDO USA, LLP, our independent registered public accounting firm;

•	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

•	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;

•	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and including those subsequently transferred to our officers and directors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on December 13, 2021;

•
“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including our sponsor and all of our officers and directors to the extent they hold such shares;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our executive officers and directors;

•	“NYSE” are to the New York Stock Exchange;

•	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•
“private placement warrants” are to the warrants that were issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and the warrants that will be issued upon conversion of working capital loans, if any;

•
“public shares” are to our Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our sponsor and/or members of our management team purchase public shares, provided that our initial shareholders’ status as a “public shareholder” only exists with respect to such public shares;

•	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on November 3, 2021 (File No. 333-260713), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to IWH Sponsor LP, a Delaware limited partnership;

•
“trust account” are to the U.S.-based trust account in which an amount of $117,300,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•	“we,” “us,” “Company” or “our Company” are to Integrated Wellness Acquisition Corp, a Cayman Islands exempted company.

PART I
Item 1. Business.
Overview
Integrated Wellness Acquisition Corp is a newly organized blank check company incorporated as a Cayman Island exempted company and formed for the purpose of effecting an initial business combination.
Initial Public Offering
On December 13, 2021, we consummated our initial public offering of 11,500,000 units. Each unit consists of one Class A ordinary share, and one-half
of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,850,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.
A total of $117,300,000 (equal to $10.20 per unit), comprised of $112,700,000 of the proceeds from the initial public offering and $4,600,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Antonio Varano Della Vergiliana, our Chairman, Steven Schapera, our Chief Executive Officer, James MacPherson, our Chief Financial Officer, and Robert Quandt, our Chief Operating Officer, who have many years of experience in the health, nutrition, fitness, wellness and beauty space and have worked together on a number of companies over the past 20 years. We must complete our initial business combination by March 13, 2023, 15 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering, or September 13, 2023, if we extend the time to complete a business combination). If our initial business combination is not consummated by March 13, 2023 (or September 13, 2023, as applicable), then our existence will terminate, and we will distribute all amounts in the trust account.
Our Business
While we may pursue an acquisition opportunity in any industry or sector, we have focused and will continue to focus on businesses in the health, nutrition, fitness, wellness and beauty sectors and the products, devices, applications and technology driving growth within these verticals. Our management team and board of directors have extensive knowledge and relationships within these markets, and we intend to capitalize on our ability to identify and acquire businesses that stand to benefit from our unique operational and strategic expertise.
Consumer health, nutrition, fitness, wellness and beauty businesses are supported by strong global growth trends as consumers increasingly commit to living a healthy lifestyle. Consumers are seeking products and services to more effectively monitor, maintain, and improve their health and to achieve a diverse range of objectives, whether nutritional, athletic, fitness or daily wellness related. This evolution has resulted in a large and growing number of compelling business opportunities across the $4.5 trillion global wellness landscape. High growth private companies are taking meaningful market share from prior category leaders, driving an increase in private equity investment and merger and acquisition activity in our targeted sectors. Given the limited number of public companies in our focus verticals, we see a strong opportunity to bring a quality private company to the public.
We believe our team’s deep and extensive relationships across this ecosystem provides us with a competitive advantage in sourcing, evaluating and pursuing a broad range of opportunities in these targeted sectors. While we may pursue any target, we seek strong fundamental businesses with an emphasis on one or more of the following attributes:

•	Strong consumer brand awareness, engagement and affinity;

•	Category-leader or disruptor in the highest-growth segments of the industry;

•	Clear and substantiated impact on consumer health and wellness outcomes;

•	Tech-enabled or the opportunity to bring technology into the consumer health experience;

•	Strong growth with further growth opportunities either via geographic, product or channel diversification; and

•	Strong economics or high potential for improvement.
Our Business Strategy
We have more than 150 years of combined business experience in the health, wellness, beauty, finance, entrepreneurship and mergers and acquisitions (“M&A”) spaces, including more than 70 years in wellness and beauty alone. We have an international focus and believe that our creative, operational and board experience is and will continue to be a major attraction to a company with international ambitions. We have extensive relationships within this sector built over many years which we believe will assist us to identify an attractive business combination target.
Our interest is in a business combination with companies and founders that are looking at the next stage and are attracted to a public listing. We believe our track records as founders and managers of successful business and the ability to tap on our resources and grow the business to the next level will make a compelling case for joining our team.
While
COVID-19
has accelerated the trends in direct to consumer (“DTC”) and wellness awareness our management team was an earlier adopter of
e-commerce
initiatives such as influencer marketing both at Becca Cosmetics and Invincible Brands. We believe that we can facilitate three key growth levers for a potential target: expansion in product and brands, channel expansion with DTC, business to business and retail, and geographical expansion. Our team has vast experience in each of these areas, having built successful products and brands utilizing such growth levers.
We expect that
bolt-on
acquisitions will be an additional lever to facilitate and drive future growth. We believe that the convergences taking place in the wellness sector will be a catalyst for consolidation, and we expect to be able to further strengthen the business opportunity with well-defined bolt on acquisitions post-merger. We believe our team has the M&A experience and ability to identify the right opportunity and to successfully consummate a bolt-on
acquisition.
Our Acquisition Criteria
We have identified the following criteria that we believe are important in evaluating prospective target businesses and ensuring they are aligned with our strategy. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some, but not all of these criteria and guidelines. We seek to acquire a company that we believe is:

•
Aligned with growing, recession-resistant target sectors:
 Operates in the beauty, health, wellness and fitness ecosystem including in verticals such as sports, digital health, and nutrition, and has an enterprise value of between $250 million and $1 billion.

•	A recognized and effective brand: Brand that has high consumer awareness, with high engagement and purchase intent pointing to significant room for growth.

•
A category leader or disruptor with a clear path to get there:
 Business that is differentiated in its respective category or one where the growth trajectory and industry dynamics suggest category leadership is probable. Key characteristics include demonstrated product efficacy and exceptionally positive product reviews.

•	High growth with favorable profitability characteristics: Strong momentum with a clear runway for future growth along with sound unit economics.

•
Digitally-enabled with scalable technology:
 Business with a high-quality existing technology stack that supports continued scale and increased penetration that could benefit from investment in technology to further scale the business.

•
Delivering sustainable consumer outcomes:
 Products or services that have a clear value proposition and can be proven to drive health, wellness and fitness outcomes. Business will have high social engagement and an authentic relationship with the customer.

•
Poised to benefit from being a public company:
 Clear benefits to becoming a public company such as broader access to debt and equity capital, liquidity for employees or key equity holders, or potential to engage in M&A more effectively.

•	Led by a proven and experienced team : Team that has expertise and track record of achieving scale and one that would succeed in public markets.

•	Available at an attractive valuation: Valuation that is appropriate given comparable companies and transactions and that allows for considerable upside for investors.

•
A platform for growth
: Business whose brand and value proposition position it to pursue organic and acquisitive growth across our targeted verticals where we see long-term favorable trends and a sizable number of opportunities as complementary add-ons.

•	Upside opportunities : Business that can grow through product line extensions, geographic expansion and/or new channels.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete our initial business combination with a company that is affiliated with any of our sponsor, directors or officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our sponsor, directors, and officers directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Past experience or performance of our sponsor, directors or management team or their respective affiliates, including performance information of funds with which they are or were associated, is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of our sponsor, directors or management team or their respective affiliates as indicative of future performance. Our management has no prior experience in operating blank check companies or special purpose acquisition companies.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties under applicable law. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, subject to his or her fiduciary duties under applicable law, he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.
Our officers and directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director, officer or advisor of, other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Our Acquisition Process
In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with current management and employees, document reviews, consumer research, as well as a review of financial, legal, tax, and other information that is made available to us. We also utilize our operational experience to validate opportunities for strategic growth.
Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Management Team Considerations
Over the last twenty years our management team has developed an extensive list of contacts and relationships with founders, major companies, industry executives, private equity funds and investment bankers. These relationships span the globe since the team has been operating internationally for many years. Our team believes that its global reach gives us a competitive advantage in identifying a profitable growth company in the health, wellness and beauty sectors that may be attracted by the team’s level of experience in growing and successfully managing geographical, channel or product expansions. The team believes that the combined company will create a much stronger entity, with bolt-on
acquisitions as a key growth lever going forward.
Initial Business Combination
So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We have filed a Registration Statement on
Form 8-A
with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of suspending or terminating our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding share capital of a target or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Status as a Public Company
We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions and other strategic transactions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 13, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter.
Financial Position
With funds available for a business combination in the amount of $113,275,361 as of December 31, 2021, after payment of $4,025,000 of deferred underwriting fees but including the $1,760,884 of offering proceeds held outside the trust account as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third-party financing will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is funded using equity consideration or the proceeds of any equity or debt financing, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management seeks to assess the risks inherent in target businesses with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
Target business candidates are brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. In addition, the fiduciary duties and contractual obligations that our officers and directors may have to other entities, including confidentiality obligations that may restrict their ability to share with us or utilize on our behalf information they learn that could be beneficial to us, may otherwise adversely affect our ability to identify or pursue certain business combination opportunities. At this time, none of our officers or directors have any such confidentiality obligations but they may have them in the future.

In recent years, and continuing in 2022, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and, as of the date of this Report, there are more than 600 special purpose acquisition companies seeking targets for their initial business combination, as well as more than 150 such companies currently in registration. As a result, at times, we expect there to be greater competition for available targets, more time, more effort and more resources may be necessary to identify a suitable target, and consummating an initial business combination may be more expensive.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industries in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our officers will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC and subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of our ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.20 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our amended and restated memorandum and articles of association provides that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2023 (or up to 21 months from the closing of our initial public offering, or September 13, 2023, if we extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.
If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company (unless a greater vote is required by applicable law or stock exchange rules). In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 4,312,501, or 37.5%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (unless a greater vote is required by applicable law or stock exchange rules). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. Our amended and restated memorandum and articles of association provides that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2021 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase Class A ordinary shares in the open market, in order to comply with
Rule 14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By imposing such limitations on our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, as described above, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholders’ election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 13, 2023 (or September 13, 2023 if we extend the time to complete a business combination as described in this Report).
Extension of Time to Complete Business Combination
If we anticipate that we may not be able to consummate our initial business combination within 15 months (by March 13, 2023), the sponsor or its affiliates or designees may, but are not obligated to, cause our Company to extend the period of time to consummate our initial business combination up to two times, each by an additional three months (for a total of 21 months to complete a business combination, or until September 13, 2023). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination pursuant to this provision, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for a three-month extension $1,150,000 ($0.10 per unit), for each three-month extension, up to an aggregate of $2,300,000 ($0.20 per unit), on or prior to the date of the applicable deadline. The sponsor or its affiliates or designees will receive a non-interest bearing,
unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. In the event that we receive notice from the sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The sponsor or its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of the members of the sponsor or its affiliates or designees decide to extend the period of time to consummate our initial business combination, the sponsor or its affiliates or designees may elect to deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we have only 15 months from the closing of our initial public offering, or until March 13, 2023 (or up to 21 months from the closing of our initial public offering, or until September 13, 2023, if we extend the time to complete a business combination as described in this Report), to consummate an initial business combination. If we have not consummated an initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report). Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, director nominee or any other person.
If we do not consummate our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,760,884 held outside the trust account as of December 31, 2021, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representative of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representative of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We believe that our sponsor’s only assets are securities of our company and, therefore, we believe it is unlikely that our sponsor would be able to satisfy those obligations. We have not asked our sponsor to reserve for such indemnification obligations, and therefore, no funds are currently set aside to cover any such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. As of December 31, 2021, the amount held outside the trust account was $1,760,884.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty and/or may have acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 13, 2023 (or by September 13, 2023 if we extend the time to complete a business combination as described in this Report), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we are encountering intense and increasing competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Human Capital
We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information
Our units, Class A ordinary shares, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures beginning with our Annual Report on Form 10-K for
the year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We have filed a Registration Statement
on Form 8-A with
the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of suspending or terminating our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 13, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share; and

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 148 N Main Street, Florida, NY 10921, and our telephone number is (845)
651-5039.
The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Information
Our units, public shares and public warrants are each traded on the NYSE under the symbols WEL.U, WEL and WEL WS, respectively. Our units commenced public trading on December 9, 2021, and our public shares and public warrants commenced separate public trading on January 18, 2022.
(b) Holders
On March 31, 2022, there were one holder of record of our units, one holder of record of shares of our Class A ordinary shares and two holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Use of Proceeds from the Initial Public Offering
On December 13, 2021, pursuant to the Registration Statement, which was declared effective on December 8, 2021, the Company consummated its initial public offering of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000. BTIG, LLC acted as sole book-runner and representative of the underwriters of the initial public offering.
A total of $117,300,000 of the proceeds from the initial public offering (which amount includes $4,025,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements, including the related notes, contained in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.
Overview
We are a blank check company incorporated in the Cayman Islands for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying businesses in the health, nutrition, fitness, wellness and beauty sectors and the products, devices, applications and technology driving growth within these verticals.
The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would further increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from July 7, 2021 (inception) through December 31, 2021, we had a net loss of $145,610. Net loss is comprised primarily of formation, general and administrative costs of $29,471, legal and accounting services of $86,660, insurance expense of $27,440, and advertising and marketing expense of $2,400, offset by unrealized gains and interest income of $361.
Liquidity, Capital Resources and Going Concern
Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor, IWH Sponsor LP, for $25,000 and a $228,080 loan from our sponsor which has been repaid in full as of December 31, 2021.
On December 13, 2021, we consummated the initial public offering of 11,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 units, generating gross proceeds of $115,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,850,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.
A total of $117,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental, acting as trustee.
Transaction costs of the initial public offering amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of actual offering costs. Of these amounts, $302,696 was allocated to the public warrants and charged against additional paid-in
capital and $6,519,382 were allocated to Class A ordinary shares reducing the initial carrying amount of such shares.

For the period from July 7, 2021 (inception) through December 31, 2021, net cash used in operating activities was $69,821. Net loss of $145,610 was adjusted by gains of $262 interest earned on marketable securities held in the trust account and $99 unrealized gain on marketable securities held in the trust account, and $76,150 changes in operating assets and liabilities.
As of December 31, 2021, we had marketable securities held in the trust account of $117,300,361 (including approximately $361 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.
As of December 31, 2021, we had cash of $1,760,884 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or an affiliate of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.
We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We commenced paying these fees in January 2022 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.
The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
We recognize changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit. On December 13, 2021, we recorded an accretion of $13,921,932, $11,674,566 of which was recorded in additional paid-in
capital and $2,247,366 was recorded in accumulated deficit. As of December 31, 2021, the Company has recorded $13,922,293 to remeasure Class A ordinary shares subject to possible redemption to its redemption value.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. We have not considered the effect of the warrants sold in the initial public offering and the 6,850,000 private placement warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.
Our statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable
Class B ordinary shares, net income (loss) per share is calculated by dividing the net loss by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period.
Non-redeemable
Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-20
comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Steven Schapera	62	Chief Executive Officer and Director
Antonio Varano Della Vergiliana	65	Chairman of the Board
James MacPherson	53	Chief Financial Officer and Director
Robert Quandt	43	Chief Operating Officer and Director
Gael Forterre	41	Director
Scott Powell	49	Director
Hadrien Forterre	33	Director
The experience of our directors and executive officers is as follows:
Antonio Varano Della Vergiliana
, our director since inception and our Chairman since August 3, 2021, has more than thirty years of experience in the health and beauty industries, including working with companies focused on skin care, color cosmetics, and supplements. Since July 2018, Mr. Varano has served as the Chairman of the board of directors of Wellfully Ltd. (ASX:WFL), a fully-integrated science based wellness company. Mr. Varano was the founder and served as a member of the board of directors of Artedomus, a leading Australian supplier of goods for commercial and residential architectural projects, from October 1985 to January 2022. Mr. Varano has served on the board of directors of New Hampton Technologies, LLC, a motorcycle security device manufacturer, since April 2006. Mr. Varano has also served on the board of directors of Path Group Inc., a software-as-a-service company,
since October 2017. Mr. Varano was previously the Chairman of the BECCA Cosmetics group from 2001 to 2012 until its sale to Luxury Brand Partners and subsequent sale to Estée Lauder in 2016. Mr. Varano received his M.B.A from the University of Western Australia. We believe he is well qualified to serve on our board of directors due to his extensive experience in strategy, entrepreneurship, business development and management.
Steven Schapera,
 our director since inception and our Chief Executive Officer since August 3, 2021, has more than 25 years of international experience in founding, scaling, operating and exiting successful businesses in the health, beauty and wellness industries. Mr. Schapera has been an operating partner with Capital D, Management LLP, a private equity firm, focused on investing in disruptive mid-market businesses,
since January 2018. Mr. Schapera served on the board of directors of Invincible Brands GmbH, a consumer branding company focusing on health, beauty and fitness products, since January 2018. Since September 2019, Mr. Schapera has served as Chairman of Crowd Media Holdings Ltd. (ASX:CM8), and since May 2021 he also has served as Chairman of SIMRIS
Inc. (SIMRIS-B.ST), a
biotech company devoted to sustainable development and production of products and ingredients from farmed microalgae. Mr. Schapera has also served on the board of directors of Wild Nutrition Limited since May 2017 and Wellfully Ltd since August 2017. Mr. Schapera was the co-founder of
the BECCA Cosmetics group in 2001, and initiated and managed the partial sale of BECCA to Luxury Brand Partners in 2012, which in turn led to the subsequent sale of BECCA to Estée Lauder in 2016. We believe he is well qualified to serve on our board of directors due to his extensive experience in founding, scaling, operating and exiting successful brand-oriented businesses in the health, beauty and wellness space.
James MacPherson,
 our Chief Financial Officer since August 3, 2021 and one of our directors since December 2021, is experienced in developing financial and supply chain capabilities for hyper-growth organizations. Mr. MacPherson has served as a member of the board of directors for the International Beauty Association since July 2021. Mr. MacPherson initiated and managed the public company readiness program for Olaplex, Inc., resulting in the company filing a registration statement for its initial public offering in August 2021. Mr. MacPherson served as the Chief Financial Officer of Olaplex, Inc., where he was responsible for all finance, supply chain and IT functions from May 2020 to June 2021 and as Senior Advisor from June 2021 to August 2021. Mr. MacPherson has also served as the Chief Financial Officer and Chief Operating Officer of the BECCA Cosmetics group from August 2011 through November 2016 when the company was acquired by the Estee Lauder Companies Inc. Mr. MacPherson was also the Chief Financial Officer of Carol’s Daughter from August 2008 to July 2011 and the Chief Financial Officer of GoSmile, Inc. from March 2006 to July 2008. Mr. MacPherson worked for

The Estee Lauder Companies Inc. (Clinique) in a succession of finance and sales leadership roles from August 1997 to July 2003. Mr. MacPherson earned a B.S. (Honors) in Accounting and an M.B.A. in both Finance and Information Systems from the Stern School of Business at New York University. We believe he is well qualified to serve on our board of directors due to his extensive experience in scaling business and driving financial performance in consumer goods companies in the beauty sector.
Robert Quandt
,

our Chief Operating Officer since August 3, 2021 and one of our directors since December 2021, has significant experience in business operations, finance and strategy. Mr. Quant serves as a Managing Director of JCL Investments, a Berlin-based private investment firm focusing on start-up companies, since August 2019. Mr. Quant serves on the board of directors of listed company SIMRIS Inc. since May 2021. Mr. Quant served as Chief Financial Officer and Chief Operating Officer for Invincible Brand from March 2017 to July 2019. From September 2019 to June 2021, Mr. Quant served as consultant and director of listed company Crowd Media Holdings Ltd. From January 2005 to August 2014, Mr. Quant served as a strategy consultant and Principal at Booz & Company. From August 2015 to February 2017, Mr. Quant served as the strategy lead at Linde AG for their North America and South America businesses. Mr. Quant earned a Master degree in Industrial Management of Technical University from Berlin. We believe he is well qualified to serve on our board of directors due to his extensive experience in finance and operations.
Scott Powell
, one of our directors since December 2021, has served as Head of Investor Relations for VolitionRx Limited (NYSE American: VNRX), a company focused on developing blood-based diagnostic tests for detecting and diagnosing cancer and other diseases, since May 2014 and as Chief Financial Officer of Volition America, Inc. since February 2017. Since January 2019, he has served as the President and Chief Executive Officer of Skyline Corporate Communications Group, LLC, an investor relations and corporate communications agency. From December 2009 to February 2013, he served as a Managing Director for MZ Group, an independent investor relations agency, and from July 2014 to May 2015, he served as the U.S. investor relations representative for Himax Technologies, Inc. (NASDAQ: HIMX), and Director of Investor Relations for China Hydroelectric Corporation (formerly NYSE: CHC) from March 2013 to July 2014. From August 2009 and December 2009, he was an investment banker with Brean Capital, LLC, and from October 2006 to August 2008, he was an investment banker with Westminster Securities in New York City. Mr. Powell was formerly an Adjunct Assistant Professor at Fordham University’s Gabelli Graduate School of Business from September 2013 to December 2017. Mr. Powell earned a Certificate in General Business from Columbia University, a Ph.D. and a Master of Arts from Brown University and a Bachelor of Science in Business Administration from Bryant University. We believe he is well qualified to serve on our board of directors due to his extensive experience in capital markets, finance, corporate communications, and investor relations.
Gael Forterre
, one of our directors since December 2021, has served as the Chief Commercial Officer of VolitionRx Limited since January 2021 and he has been a managing partner of Armori Capital Management LLC since October 2013. Mr. Forterre served as a director of Path Education Inc., an education technology company which consummated a business combination with Path Group Inc., an Australian blank-check company in May 2021. Mr. Forterre also served as Path’s Chief Financial Officer from January 2018 to December 2018, and as Path’s Chief Executive Officer from January 2019 to December 2020. Mr. Forterre is the co-founder of Article22, a design-focused social enterprise, and also served on its board of directors from July 2013 to June 2021. Mr. Forterre started his career in February 2004 as a hedge fund analyst for an event-driven fund managed by Systeia Capital Management and then joined Alteram Asset Management in March 2005. In September 2005, Mr. Forterre joined the commodity derivative team at BNP Paribas in their New York office. Mr. Forterre earned a Master’s Degree in finance from Sorbonne Paris I and a double M.B.A from Columbia Business School and the London Business School. Mr. Forterre is the brother of Hadrien Forterre, one of our director nominees. We believe he is well qualified to serve on our board of directors due to his extensive experience in investing in and supporting fast growing companies.
Hadrien Forterre
, one of our directors since December 2021, has served as the General Counsel and Vice President of Strategic Projects at Pathify Holdings Inc. since September 2020. Mr. Forterre was formerly an associate at Arendt & Medernach SA in Luxembourg from August 2012 and August 2014 and at Herbert Smith Freehills LLP in London from August 2014 and January 2018, where he advised clients on a range of transactions, including fund formation, initial public offerings, mergers and acquisitions and related financings. Mr. Forterre served as legal and business advisor to Wellfully Ltd from September 2018 to December 2019. Mr. Forterre earned Master of Laws from University Paris Nanterre, an L.L.M. from Duke University and an M.B.A from Columbia University. Mr. Forterre is the brother of Gael Forterre, one of our director nominees. We believe he is well qualified to serve on our board of directors due to his extensive experience in corporate transactions (including initial public offerings and mergers and acquisitions), and investor relations.

Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of James MacPherson and Robert Quandt, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Gael Forterre and Hadrien Forterre, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Antonio Varano Della Vergiliana, Steven Schapera and Scott Powell, will expire at our third annual meeting of shareholders.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors currently has three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of the NYSE
and Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.
Audit Committee
We have established an audit committee of the board of directors. Gael Forterre, Scott Powell and Antonio Varano Della Vergiliana serve on our audit committee. Our board of directors has determined that Gael Forterre, Scott Powell and Antonio Varano Della Vergiliana are independent under the NYSE listing standards and applicable SEC rules. Scott Powell serves as the Chairman of the audit committee.
Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate, and our board of directors has determined that Scott Powell qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

A copy of the charter of our audit committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and at on our website at www.integratedwellnessholdings.com.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance committee are Hadrien Forterre, Scott Powell and Antonio Varano Della Vergiliana, and Hadrien Forterre serves as chairman of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors. Our board of directors has determined that Hadrien Forterre, Scott Powell and Antonio Varano Della Vergiliana are independent under the NYSE listing standards.
The primary purposes of our nominating and corporate governance committee is to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at a general annual meeting or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which is specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating and corporate governance committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by shareholders and other persons.

A copy of the charter of our nominating and corporate governance committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and at our website at www.integratedwellnessholdings.com.
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Gael Forterre, Scott Powell and Antonio Varano Della Vergiliana, and Gael Forterre serves as chairman of the compensation committee.
Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Gael Forterre, Scott Powell and Antonio Varano Della Vergiliana are independent under the NYSE listing standards.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
A copy of the charter of our compensation committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and at our website at www.integratedwellnessholdings.com.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees, which has been filed as an exhibit to this Report. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K or
on our website, if any.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.
Item 11. Executive Compensation.
None of our executive officers or directors have received any cash compensation for services rendered to us. Since December 9, 2021, we have reimbursed our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month and we will continue to do so until the earlier of the consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,375,000 ordinary shares, consisting of (i) 11,500,000 Class A ordinary shares and (ii) 2,875,000 of our Class B ordinary shares, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
IWH Sponsor LP	—	—	2,875,000	100%	20%
Steven Schapera	—	—	—	—	—
Antonio Varano Della Vergiliana	—	—	2,875,000	100%	20%
James MacPherson	—	—	2,875,000	100%	20%
Robert Quandt	—	—	—	—	—
Gael Forterre	—	—	—	—	—
Scott Powell	—	—	—	—	—
Hadrien Forterre	—	—	2,875,000	100%	20%
All officers and directors as a group (7 individuals)	—	—	2,875,000	100%	20%
Other 5% Shareholders
Saba Capital Management, L.P. (3)	625,000	5.43%	—	—	4.35%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Integrated Wellness Acquisition Corp, 148 N Main Street, Florida, NY 10921.
(2)
IWH Sponsor LP, our sponsor, is the record holder of 2,875,000 Class B ordinary shares. IWH Sponsor GP LLC is the general partner of our sponsor. Hadrien Forterre, Antonio Varano Della Vergiliana and Arcturus Holdings, LLC are the managing members of IWH Sponsor GP LLC. James MacPherson is the managing member of Arcturus Holdings, LLC. By virtue of these relationships, each of these entities and individuals may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest therein.

(3)
According to a Schedule 13G filed on December 17, 2021, Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein, a citizen of the United States (together, the “Reporting Persons”) hold 625,000 of our Class A ordinary shares. The business address for each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 2,875,000 Class B ordinary shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. Up to 375,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Due to the underwriters’ option to exercise in full its over-allotment at the initial public offering, no founder shares remain subject to forfeiture and our sponsor currently holds 20% of the issued and outstanding shares of our ordinary shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 6,850,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may be subject to certain transfer restrictions contained in the letter agreement by and among the company, the sponsor and any other parties thereto, as amended from time to time, including that any permitted transferees must enter into a written agreement with the company agreeing to be bound by the transfer restrictions contained in such letter agreement. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 148 N Main Street, Florida, NY 10921. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers or directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our sponsor, officers, directors or their affiliates and determines which expenses and the amount of expenses to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
In July 2021, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the consummation of the initial public offering. On December 13, 2021, the Company repaid the sponsor $208,721 for borrowings under the Promissory Note. As of December 31, 2021, there was no amount outstanding under the Promissory Note.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.
Director Independence
NYSE listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that satisfies the applicable objective standards set forth in the listing rules and that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of Gael Forterre, Hadrien Forterre, Scott Powell and Antonio Varano Della Vergiliana is an independent director under applicable SEC and the NYSE listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14
.
Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to BDO, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $119,000. The aggregate fees of BDO related to audit services in connection with our initial public offering totaled approximately $89,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay BDO any audit-related fees.
Tax Fees
. We did not pay BDO for tax services, planning or advice for the year ended December 31, 2021.
All Other Fees
. We did not pay BDO for any other services for the year ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on
F-1
of this Report.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index, which can be inspected on the SEC website at www.sec.gov.
Item 16. Form
10-K
Summary.
Not applicable.

INTEGRATED WELLNESS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Integrated Wellness Acquisition Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Integrated Wellness Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholder’s deficit, and cash flows for the period from July 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from July 7, 2021 (inception) through December 31, 2021
,
in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.
/S/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Charlotte, NC
March
31
, 2022

INTEGRATED WELLNESS ACQUISITION CORP
BALANCE SHEET
DECEMBER 31, 2021

December 31, 2021
ASSETS
Current assets:
Cash	$1,760,884
Prepaid expenses	15,350

Total Current Assets	1,776,234

Non-current assets
Cash and Marketable securities held in Trust	117,300,361

Total Non-current Assets	117,300,361

Total Assets	$119,076,595

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,100
Accounts Payable	54,400
Accrued offering costs	52,783

Total Current Liabilities	144,283

Non-Current liabilities
Deferred underwriter fee	4,025,000

Total Non-current Liabilities	4,025,000

Total Liabilities	4,169,283

Commitments and contingencies (Note 7)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 479,000,000 shares authorized; 11,500,000 issued and outstanding at redemption value of $10.20 per share	117,300,361
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(2,393,337)

Total Shareholders’ Deficit	(2,393,049)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$119,076,595

The accompanying notes are an integral part of the financial statement.

INTEGRATED WELLNESS ACQUISITION CORP
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 7, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

Formation and operating costs	$29,471
Accounting and legal expense	86,660
Insurance expense	27,440
Advertising and marketing expense	2,400

Loss from operations	(145,971)

Other income (expense):
Interest earned on marketable securities held in Trust Account	262
Unrealized gain on marketable securities held in Trust Account	99

Other income, net	361

Net Loss	$(145,610)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,353,107
Basic and diluted net income per share, Class A ordinary shares	$0.61

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.98)

The accompanying notes are an integral part of the financial statement.

INTEGRATED WELLNESS ACQUISITION CORP
STATEMENT OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 7, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Class A Ordinary shares Subject to Possible Redemption		Class B Ordinary shares		Additional Paid-In Capital	Accumulated deficit	Total shareholders’ deficit
	No. of shares	Amount	No. of shares	Amount

Balance - July 7, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Class A ordinary shares	11,500,000	103,378,068	—	—	—	—	—
Proceeds allocated to public warrants	—	—	—	—	4,799,854	—	4,799,854
Issuance of Private Placement Warrants	—	—	—	—	6,850,000	—	6,850,000
Accretion of Class A ordinary shares to redemption value	—	13,922,293	—	—	(11,674,566)	(2,247,727)	(13,922,293)
Net loss	—	—	—	—	—	(145,610)	(145,610)

Balance - December 31, 2021	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)

The accompanying notes are an integral part of the financial statement.

INTEGRATED WELLNESS ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 7, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

Cash Flow from Operating Activities:
Net loss	$(145,610)

Adjustments to reconcile net loss to net cash provided by operating activities
Interest earned on marketable securities held in Trust Account	(262)
Unrealized loss on marketable securities held in Trust Account	(99)
Changes in operating assets and liabilities
Prepaid expense s	(15,350)
Accounts payable and accrued expenses	91,500

Net cash used in operating activities	(69,821)

Cash Flow from Investing Activities:
Investment of cash and marketable securities in trust account	(117,300,000)

Net cash used in investing activities	(117,300,000)

Cash Flow from Financing Activities:
Proceeds from issuance of Class A ordinary shares	115,000,000
Payment of underwriting fee	(2,300,000)
Proceeds from issuance of Private Placement Warrants	6,850,000
Repayment of promissory note - related party	(228,080)
Payment of deferred offering costs	(191,215)

Net cash provided by financing activities	119,130,705

Net Change in Cash	1,760,884
Cash—Beginning of the period	—

Cash—End of the period	$1,760,884

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$13,922,293
Deferred underwriters fee liability	$4,025,000
Deferred offering costs included in accrued offering costs	$52,783
Deferred offering costs paid by sponsor through promissory note	$228,080
The accompanying notes are an integral part of the financial statement.

INTEGRATED WELLNESS ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Integrated Wellness Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “IPO”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s IPO was declared effective on December 8, 2021 (the “Effective Date”). On December 13, 2021, the Company consummated the IPO of 11,500,000 units (the “Units”), including 1,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,850,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to IWH Sponsor LP (the “Sponsor”), generating proceeds of $6,850,000.
Transaction costs of the IPO amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants (as defined below) and charged against additional paid-in
capital and $6,519,382 were allocated to Class A ordinary shares reducing the initial carrying amount of such shares.
Following the closing of the IPO on December 13, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholder will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and which interest shall be net of taxes payable), calculated as of two business days prior to the completion of a Business Combination. The per-share
amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Amended and Restated Memorandum and Articles of Association of the Company provides that only Public Shares and not any Founder Shares are entitled to redemption rights. In addition, the Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 15 months from the closing of the IPO to complete a Business Combination (the “Combination Period”) (or up to 21 months from the closing of the IPO if the Company extends the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share amount in the Trust Account, which was initially $10.20 per public share.
The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of December 31, 2021, the Company had $1,760,884 in cash and working capital of $1,631,951. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.
Income taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”) using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of December 31, 2021.
Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Marketable Securities Held in Trust Account
Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with IPO
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to ordinary shares subject to possible redemption and to additional paid-in-capital based on the relative value of the Class A ordinary shares subject to possible redemption and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 13, 2021, offering costs tota led 6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants and charged against additional paid-in
capital and $6,519,382 were allocated to the Class A ordinary shares reducing the initial carrying amount of such shares.
Derivative Financial Instruments
The Company accounts for derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Fair Value Measurements
Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as calculations derived from valuation techniques in which one or more significant inputs or significant value drivers are observable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On December 13, 2021, the Company recorded an accretion of $13,921,932, $11,674,566 of which was recorded in additional
paid-in
capital and $2,247,366 was recorded in accumulated deficit.
 As of December 31, 2021, the Company has recorded $13,922,293 to remeasure Class A ordinary shares subject to possible redemption to its redemption value.
As of December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$115,000,000
Less:
Proceeds allocated to public warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	13,922,293

Class A ordinary shares subject to possible redemption, December 31, 2021	$117,300,361

Net Income (Loss) Per Ordinary Share
The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per non-redeemable
ordinary share following the
two-class
method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
ordinary shares for the period from July 7, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the period from July 7, 2021 (inception) December 31, 2021
Net Loss	(145,610)
Accretion of temporary equity to redemption value	(13,922,293)
Net loss including accretion of temporary equity to redemption value	(14,067,903)

	For the period from July 7, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator :
Allocation of net loss including accretion of temporary equity	$(11,254,323)	$(2,813,581)
Deemed dividend for accretion of temporary equity to redemption value	13,922,294	—
Allocation of net loss	$2,667,971	$(2,813,581)
Denominator :
Weighted-average shares outstanding	4,353,107	2,875,000
Basic and diluted net loss per share	$0.61	$(0.98)
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING
In connection with the Company’s IPO, on December 13, 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit
, including the underwriters full exercise of the over-allotment option, generating gross proceeds of $115,000,000
. Each Unit consists of one Class A ordinary share (“Public Shares”) and one-half
of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
An aggregate of $10.20 per Unit sold in the IPO was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company. As of December 13, 2021, $117,300,000 of the IPO proceeds and proceeds from the sale of the Private Placement Warrants was held in the Trust Account, representing an overfunding of the Trust Account of 102.0% of the IPO size. In addition, $1,778,733 of cash is not held in the Trust Account and is available for working capital purposes on the date of the IPO.
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,850,000 in the aggregate). Each Private Placement Warrant is exercisable for one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 7, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares after the IPO. Simultaneously with the closing of the IPO, the underwriters exercised the over-allotment option in full. Accordingly, 375,000 Founder Shares are no longer subject to forfeiture.
The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share capitalization, share subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 180 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of March 31, 2022 or the consummation of the IPO.
As of December 31, 2021, the Company repaid the Sponsor

$228,080
for borrowings under the Promissory Note. As such, as of December 31, 2021, there were no
amounts outstanding under the Promissory Note
.
Administrative Services Agreement
The Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will
repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 13, 2021, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ EQUITY
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31. 2021, there were 11,500,000 Class A ordinary shares issued or outstanding, subject to redemption.
Class
 B Ordinary Shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.
With respect to any matter submitted to a vote of our shareholders, including any vote in connection with a Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote. However, prior to the consummation of the Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans. The holders of a majority of the issued and outstanding Class B ordinary shares may agree to waive the foregoing adjustment provisions as to any particular issuance or deemed issuance of additional shares of Class A ordinary shares or equity-linked securities.
Warrants —
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchases at least two units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of a Business Combination.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a Public Warrant unless the Class A ordinary shares issuable upon such Public Warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
by the Company.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Registration Rights Agreement
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders will have the right to require the Company to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that the Company register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriters exercised the over-allotment option in full, generating an additional $15,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $4,025,000 is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

This fee will be forfeited by the underwriters if a Business Combination does not occur.
NOTE 8 — FAIR VALUE
MEASUREMENTS
At December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $117,300,361. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account (1)	$117,300,361	$—	$—

(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.
Measurement
The Company established the initial fair value for the cash and marketable securities held in the Trust Account on December 13, 2021, the date of the consummation of the Company’s IPO. As the cash was transferred to the Trust Account on December 13, 2021, the value at that date is the value of the cash transferred. Changes in fair value will result from interest income and market fluctuations in the value of invested marketable securities which will be reflected on each month end bank statement.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and BTIG, LLC. (3)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental, as warrant agent. (3)

4.5	Description of Registered Securities.*

10.1	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental, as trustee. (3)

10.2	Registration Rights Agreement, dated December 8, 2021, by and among the Company, the sponsor and the other parties listed on the signature page thereto. (3)

10.3	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and the Sponsor. (3)

10.4	Form of Indemnity Agreement. (2)

10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and the Sponsor. (3)

10.6	Promissory Note, dated as of July 7, 2021, between the Registrant and the Sponsor. (1)

10.7	Securities Subscription Agreement, dated as of July 7, 2021, between the Registrant and the Sponsor. (1)

10.8	Letter Agreement, dated December 8, 2021, by and among the Company, the sponsor and the Company’s officers and directors. (3)

14	Code of Ethics. (2)

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document .*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on November 3, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	INTEGRATED WELLNESS ACQUISITION CORP

	By:	/s/ Steven Schapera
	Name:	Steven Schapera
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven Schapera	Chief Executive Officer and Director	March 31, 2022
Steven Schapera	(Principal Executive Officer)

/s/ Antonio Varano Della Vergiliana	Chairman of the Board	March 31, 2022
Antonio Varano Della Vergiliana

/s/ James MacPherson	Chief Financial Officer and Director	March 31, 2022
James MacPherson	(Principal Financial and Accounting Officer)

/s/ Robert Quandt	Chief Operating Officer and Director	March 31, 2022
Robert Quandt

/s/ Gael Forterre	Director	March 31, 2022
Gael Forterre

/s/ Scott Powell	Director	March 31, 2022
Scott Powell

/s/ Hadrien Forterre	Director	March 31, 2022
Hadrien Forterre