Form 10-Q
period 2022-03-31
Integrated Wellness Acquisition Corp
filed 2022-05-16
CIK 1877557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41131

INTEGRATED WELLNESS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
148 N Main Street
Florida, NY 10921
(Address of Principal Executive Offices, including zip code)
(845) 651-5039
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	WEL.U	The New York Stock Exchange
Class A ordinary shares, par value $.0001 per share	WEL	The New York Stock Exchange
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	WEL WS	The New York Stock Exchange
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes  ☒    No  ☐
As of May 1
6
, 2022, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$704,181	$1,760,884
Prepaid expenses – current	585,479	15,350

Total Current Assets	1,289,660	1,776,234

Non-current assets
Cash and Marketable securities held in Trust Account	117,312,141	117,300,361
Prepaid expenses – non-current	204,550	—

Total Non-current Assets	117,516,691	117,300,361

Total Assets	$118,806,351	$119,076,595

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$45,880	$37,100
Accounts payable	4,565	54,400
Accrued offering costs	52,783	52,783

Total Current Liabilities	103,228	144,283

Non-Current liabilities
Deferred underwriter fee payable	4,025,000	4,025,000

Total Non-current Liabilities	4,025,000	4,025,000

Total Liabilities	4,128,228	4,169,283

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 11,500,000 shares issued and outstanding at redemption value of $10.20 per share and earnings on investments held in Trust Account	117,312,141	117,300,361

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(2,634,306)	(2,393,337)

Total Shareholders’ Deficit	(2,634,018)	(2,393,049)
TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$118,806,351	$119,076,595

The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Formation and operating costs	$18,863
Accounting and legal expense	79,472
Listing fee	22,589
Insurance expense	115,995
Advertising and marketing	2,765
Administrative expenses	1,285

Loss from operations	(240,969)

Other income:
Earnings on marketable securities held in Trust Account	11,780
Other income, net	11,780

Net loss	$(229,189)

Weighted average shares outstanding of redeemable Class A ordinary shares	11,500,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.02)
Weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.02)
The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary shares Subject to Possible Redemption		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption value	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)

Balance – March 31, 2022 (unaudited)	11,500,000	$117,312,141	2,875,000	$288	$—	$(2,634,306)	$(2,634,018)

The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(229,189)
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(11,780)
Changes in operating assets and liabilities:
Prepaid expenses	(774,679)
Accounts payable and accrued expenses	(41,055)

Net cash used in operating activities	(1,056,703)

Net Change in Cash	(1,056,703)
Cash – Beginning	1,760,884

Cash – Ending	$704,181

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$11,780
The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Integrated Wellness Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Sponsor and Initial Financing
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,850,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IWH Sponsor LP (the “Sponsor”), generating gross proceeds of $6,850,000, which is described in Note 4.
Transaction costs of the IPO amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants (as defined below) and charged against additional paid-in
capital and $6,519,382 were allocated to Class A ordinary shares reducing the initial carrying amount of such shares. In addition, on December 13, 2021, cash of approximately $1,778,733 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.
The Trust Account
Following the closing of the Initial Public Offering on December 13, 2021 (“IPO Closing Date”), an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended. The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (1) the Company’s completion of a Business Combination; and (2) the distribution of the funds held in the Trust Account, as described below.

Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering, although substantially all of the net proceeds from the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more operating businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share
amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, Class A ordinary shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
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
The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
Liquidity and Going Concern
As of March 31, 2022 and December 31, 2021, the Company had $704,181 and $1,760,884 operating cash, respectively, and working capital of $1,186,432 and $1,631,951, respectively.

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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods
.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Marketable Securities Held in Trust Account
Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.
Offering Costs Associated with IPO
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to ordinary shares subject to possible redemption and to additional paid-in-capital
based on the relative value of the Class A ordinary shares subject to possible redemption and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 13, 2021, offering costs totaled 6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants and charged against additional paid-in
capital and $6,519,382 were allocated to the Class A ordinary shares reducing the initial carrying amount of such shares.
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
Income taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”) using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of March 31, 2022 and December 31, 2021.
Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands compa
ny and is
presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
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
The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $11,780 for the three months ended March 31, 2022 and $13,922,923 for the period from July 7, 2021 (inception) through December 31, 2021 to remeasure Class A ordinary shares subject to possible redemption to redemption value of $117,312,141 and $117,300,361, respectively, as of March 31, 2022 and December 31, 2021.
Net Loss per Ordinary Share
The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per non-redeemable
ordinary share following the
two-class
method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
ordinary shares, the Company first considered the total income (loss) allocable to both classes of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
ordinary shares for the period from July 7, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Net loss	$(229,189)
Accretion of temporary equity to redemption value	(11,780)

Net loss including accretion of temporary equity to redemption value	$(240,969)

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(192,775)	$(48,194)
Deemed dividend for accretion of temporary equity to redemption value	$11,780	$—

Allocation of net loss	$(180,995)	$(48,194)
Weighted average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
In connection with the Company’s IPO, on December 13, 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit, including the underwriters full exercise of the over-allotment option, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share (“Public Shares”) and one-half
of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
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
NOTE 4. PRIVATE PLACEMENT
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

NOTE 5. RELATED PARTY TRANSACTIONS
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
Promissory Note – Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 31, 2021, the Company repaid the Sponsor $228,080 for borrowings under the Promissory Note. As such, as of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Administrative Services Agreement
The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees
.
For the three months ended March 31, 2022, the Sponsor has waived any payments under this agreement.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. SHAREHOLDERS’ EQUITY
Preference Shares –
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares –
The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, except for 11,500,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares –
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans. The holders of a majority of the issued and outstanding Class B ordinary shares may agree to waive the foregoing adjustment provisions as to any particular issuance or deemed issuance of additional Class A ordinary shares or equity-linked securities.
Warrants –
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
non-redeemable
by the Company.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights Agreement
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders will have the right to require the Company to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that the Company register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over- allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriters exercised the over-allotment option in full, generating an additional $15,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $4,025,000 is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This fee will be forfeited by the underwriters if a Business Combination does not occur.
NOTE 8. FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $117,312,141 and $117,300,361, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of March 31, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account (1)	$117,312,141	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account (1)	$117,300,361	$—	$—

(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Integrated Wellness Acquisition Corp,” “our,” “us” or “we” refer to Integrated Wellness Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our initial business combination. While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying businesses in the health, nutrition, fitness, wellness and beauty sectors and the products, devices, applications and technology driving growth within these verticals.
The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would further increase if the anti- dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

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
For the three months ended March 31, 2022, we had a net loss of $229,189. The net loss is comprised primarily of formation, general and administrative costs of $41,452, legal and accounting services of $79,472, insurance expense of $115,995, administrative expenses of $1,285, and advertising and marketing expense of $2,765, offset by unrealized gains and interest income of $11,780.

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
A total of $117,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental, acting as trustee (the “Trust Account”).
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
For the three months ended March 31, 2022, net cash used in operating activities was $1,056,703. Net loss of $229,189 was adjusted by gains of $10,795 interest earned on marketable securities held in the Trust Account and $985 unrealized gain on marketable securities held in the Trust Account, and $815,734 changes in operating assets and liabilities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $117,312,141 (including approximately $11,780 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.
As of March 31, 2022, we had cash of $704,181 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three months ended March 31, 2022, the Sponsor has waived any payments under this agreement.
The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See our Annual Report on Form 10-K for the year ended December 31, 2021 for identified critical accounting policies.

Recent Accounting Pronouncements
See Note 2 for discussion over recent accounting pronouncements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this report on Form 10-Q, there has not, except as disclosed below, been a change to the risk factors disclosed in our Prospectus filed with the SEC on December 9, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our Business Combination and may significantly increase the costs and time related thereto.
Current military conflict between Ukraine and Russia and the risk of Russia’s cyberattacks against the U.S. as its potential retaliatory action to sanctions imposed by U.S and elsewhere could make it more difficult for us to consummate a business combination.
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED WELLNESS ACQUISITION CORP

Date: May 16, 2022	By:	/s/ Steven Schapera
	Name:	Steven Schapera
	Title:	Chief Executive Officer