Form 10-Q
period 2022-06-30
Integrated Wellness Acquisition Corp
filed 2022-08-12
CIK 1877557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File
No. 001-41131

INTEGRATED WELLNESS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
As of August
12
, 2022, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited)	2

	Condensed Statement of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2022 (unaudited)	3

	Condensed Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRATED WELLNESS ACQUISITION
CORP
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$642,283	$1,760,884
Prepaid expenses – current	510,424	15,350

Total Current Assets	1,152,707	1,776,234

Non-current assets
Cash and Marketable securities held in Trust Account	117,466,992	117,300,361
Prepaid expenses – non-current	88,555	—

Total Non-current Assets	117,555,547	117,300,361

TOTAL ASSETS	$118,708,254	$119,076,595

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$76,873	$37,100
Accounts payable	25,330	54,400
Accrued offering costs	25,501	52,783

Total Current Liabilities	127,704	144,283

Non-Current liabilities
Deferred underwriter fee payable	4,025,000	4,025,000

Total Non-current Liabilities	4,025,000	4,025,000

Total Liabilities	4,152,704	4,169,283

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 11,500,000 shares issued and outstanding at redemption value of $10.20 per share	117,466,992	117,300,361
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(2,911,730)	(2,393,337)

Total Shareholders’ Deficit	(2,911,442)	(2,393,049)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$118,708,254	$119,076,595

The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
	(unaudited)	(unaudited)
Formation and operating costs	$18,026	$36,889
Accounting and legal expense	30,792	110,264
Listing fees	110,268	132,857
Insurance expense	115,995	231,990
Advertising and marketing	726	3,491
Administrative expenses	1,617	2,902

Loss from operations	(277,424)	(518,393)
Other income:
Earnings on marketable securities held in Trust Account	154,851	165,646
Unrealized gain on marketable securities held in Trust Accoun t	—	985

Other income	154,851	166,631

Net loss	$(122,573)	$(351,762)

Weighted average shares outstanding of redeemable Class A ordinary shares	11,500,000	11,500,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.01)	$(0.02)
Weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.02)	$(0.04)
The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Ordinary Shares Subject To		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption value	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)

Balance – March 31, 2022 (unaudited)	11,500,000	117,312,141	2,875,000	288	—	(2,634,306)	(2,634,018)
Accretion of Class A ordinary shares to redemption value	—	154,851	—	—	—	(154,851)	(154,851)
Net loss	—	—	—	—	—	(122,573)	(122,573)

Balance – June 30, 2022 (unaudited)	11,500,000	$117,466,992	2,875,000	$288	$—	$(2,911,730)	$(2,911,442)

The accompanying notes are an integral part of the financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2022 (unaudited)

Cash Flows from Operating Activities:
Net loss	$(351,762)
Adjustments to reconcile net loss to net cash used in operating activities
Earnings on marketable securities held in Trust Account	(165,646)
Unrealized gain on marketable securities held in Trust Account	(985)
Changes in operating assets and liabilities
Prepaid expenses	(583,629)
Accrued expenses	39,773
Accounts payable	(29,070)
Accrued offering costs	(27,282)

Net cash used in operating activities	(1,118,601)

Net Change in Cash	(1,118,601)
Cash – Beginning	1,760,884

Cash – End	$642,283

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$166,631

The accompanying notes are an integral part of the financial statements.

I
NTEGRATED WELLNESS ACQUISITION CORP
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
Sponsor and Initial Financing
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third- party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
Liquidity and Going Concern
As of June 30, 2022 and December 31, 2021, the Company had $642,283 and $1,760,884 operating cash, respectively, and working capital of $1,025,003 and $1,631,951, respectively.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Marketable Securities Held in Trust Account
Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.
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
Income taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”) using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of June 30, 2022 and December 31, 2021.
Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $154,851 and $166,631 for the three and six months ended June 30, 2022, respectively, and $13,922,923 for the period from July 7, 2021 (inception) through December 31, 2021 to remeasure Class A ordinary shares subject to possible redemption to redemption value of $117,466,992 and $117,300,361, respectively, as of June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following tables:

Gross proceeds from initial public offering	$115,000,000
Less:
Proceeds allocated to public warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Plus:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293

Class A ordinary shares subject to possible redemption, December 31, 2021	$117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	166,631

Class A ordinary shares subject to possible redemption, June 30, 2022	$117,466,992

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
non-redeemable
ordinary shares for the period from July 7, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Three Months Ended June 30, 2022
Net loss	$(122,573)
Accretion of temporary equity to redemption value	(154,851)

Net loss including accretion of temporary equity to redemption value	$(277,424)

	Three Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(221,939)	$(55,485)
Deemed dividend for accretion of temporary equity to redemption value	$154,851	$—

Allocation of net loss	$(67,088)	$(55,485)
Weighted average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.02)

Six Months Ended June 30, 2022
Net loss	$(351,762)
Accretion of temporary equity to redemption value	(166,631)

Net loss including accretion of temporary equity to redemption value	$(518,393)

	Six Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(414,715)	$103,679)
Deemed dividend for accretion of temporary equity to redemption value	$166,631	$—

Allocation of net loss	$(248,083)	$(103,679)
Weighted average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.04)

Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note – Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 31, 2021, the Company repaid the Sponsor $228,080 for borrowings under the Promissory Note. As such, as of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. The Company is not able to borrow additional amounts under the Promissory Note.
Administrative Services Agreement
The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Sponsor has waived any payments under this agreement.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares –
The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares –
The Company is authorized to issue
479,000,000
Class A ordinary shares with a par value of $
0.0001
per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no
Class A ordinary shares issued and outstanding, except for 11,500,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
– The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.
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
NOTE 8. FAIR VALUE MEASUREMENTS
At June 30, 2022 and December 31, 2021, the Company’s cash and marketable securities held in the Trust Account were valued at $117,466,992 and $117,300,361, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of June 30, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the cash and marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$117,466,992	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in Trust Account	$117,300,361	$—	$—

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
For the three months ended June 30, 2022, we had a net loss of $122,573. The net loss is comprised primarily of formation, general and administrative costs of $18,026, legal and accounting services of $30,792, listing fees of $110,268, insurance expense of $115,995, administrative expenses of $1,617, and advertising and marketing expense of $726, offset by unrealized gains and interest income of $154,851.
For the six months ended June 30, 2022, we had a net loss of $351,762. The net loss is comprised primarily of formation, general and administrative costs of 36,889, legal and accounting services of $110,264, listing fees of $132,857, insurance expense of $231,990, administrative expenses of $2,902, and advertising and marketing expense of $3,491, offset by unrealized gains and interest income of $166,631.

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
For the six months ended June 30, 2022, net cash used in operating activities was $1,118,601. Net loss of $351,762 was adjusted by gains of $165,646 of interest and $985 of unrealized gains earned on marketable securities held in the Trust Account and $600,208 relating to changes in operating assets and liabilities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $117,466,992 (including approximately $165,646 of interest income and $985 of unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.
As of June 30, 2022, we had cash of $642,283 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three and six months ended June 30, 2022, the Sponsor has waived any payments under this agreement.
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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement (as defined below), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022 and (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
There is substantial doubt about our ability to continue as a “going concern.”
We have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”) or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. If we were considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. In such case, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause public shareholders to lose any potential investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED WELLNESS
ACQUISITION CORP

Date: August 12, 2022	By:	/s/ Steven Schapera
	Name:	Steven Schapera
	Title:	Chief Executive Officer