Form 10-Q
period 2022-09-30
Integrated Wellness Acquisition Corp
filed 2022-11-10
CIK 1877557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November
10
, 2022, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and for the period from July 7, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2022 (unaudited) and for the period from July 7, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from July 7, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		23

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$531,581	$1,760,884
Prepaid expenses – current	504,234	15,350

Total Current Assets	1,035,815	1,776,234

Non-current assets
Marketable securities held in Trust Account	117,782,335	117,300,361

Total Non-current Assets	117,782,335	117,300,361

TOTAL ASSETS	$118,818,150	$119,076,595

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$51,053	$37,100
Accounts payable	51,259	54,400
Accrued offering costs	25,501	52,783

Total Current Liabilities	127,813	144,283

Non-Current Liabilities
Deferred underwriter fee payable	4,025,000	4,025,000

Total Non-current Liabilities	4,025,000	4,025,000

Total Liabilities	4,152,813	4,169,283

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 11,500,000 shares issued and outstanding at redemption value	117,782,335	117,300,361
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,117,286)	(2,393,337)

Total Shareholders’ Deficit	(3,116,998)	(2,393,049)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$118,818,150	$119,076,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

			For the Period From
	Three Months Ended	Nine Months Ended	July 7, 2021 (Inception)
	September 30,	September 30,	Through September 30,
	2022	2022	2021
Formation and operating costs	$15,052	$51,941	$4,681
Accounting and legal expense	45,232	155,496	—
Listing fees	21,250	154,107	—
Insurance expense	115,995	347,985	—
Advertising and marketing	7,812	11,303	—
Administrative expenses	215	3,117	—

Loss from operations	(205,556)	(723,949)	(4,681)
Other income:
Earnings on marketable securities held in Trust Account	315,343	480,989	—
Unrealized gain on marketable securities held in Trust Account	—	985	—

Other income	315,343	481,974	—

Net income (loss)	$109,787	$(241,975)	$(4,681)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	11,500,000	11,500,000	—
Basic and diluted net income ( loss ) per share, redeemable Class A ordinary shares	$0.01	$(0.01)	—
Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000	2,500,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.01)	$(0.05)	$(0.00)
The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO
POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	Ordinary Shares Subject To		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption value	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)

Balance – March 31, 2022 (unaudited)	11,500,000	117,312,141	2,875,000	288	—	(2,634,306)	(2,634,018)
Accretion of Class A ordinary shares to redemption value	—	154,851	—	—	—	(154,851)	(154,851)
Net loss	—	—	—	—	—	(122,573)	(122,573)

Balance – June 30, 2022 (unaudited)	11,500,000	117,466,992	2,875,000	288	—	(2,911,730)	(2,911,442)
Accretion of Class A ordinary shares to redemption value	—	315,343	—	—	—	(315,343)	(315,343)
Net income	—	—	—	—	—	109,787	109,787

Balance – September 30, 2022 (unaudited)	11,500,000	$117,782,335	2,875,000	$288	$—	$(3,117,286)	$(3,116,998)

FOR THE PERIOD FROM JULY 7, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A
	Ordinary Shares Subject To		Class B		Additional		Total
	Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 7, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(4,681)	(4,681)

Balance – September 30, 2021 (unaudited)	—	$—	2,875,000	$288	$—	$(4,681)	$(20,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

		For the Period From
	For the Nine	July 7, 2021 (inception)
	Months Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(241,975)	$(4,681)
Adjustments to reconcile net loss to net cash used in operating activities
Earnings on marketable securities held in Trust Account	(480,989)	—
Unrealized gain on marketable securities held in Trust Account	(985)	—
Changes in operating assets and liabilities
Prepaid expenses	(488,884)	(25,000)
Accrued expenses	13,953	2,618
Accounts payable	(3,141)	—
Accrued offering costs	(27,282)	—

Net cash used in operating activities	(1,229,303)	(27,063)

Cash Flows from Investing Activities:
Dividends received from earnings on Trust Account	315,343	—
Reinvestment of dividends received from interest on Trust Account	(315,343)	—

Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	102,768
Payment of offering costs	—	(75,705)

Net cash used in financing activities	—	27,063

Net Change in Cash	(1,229,303)	—
Cash – Beginning	1,760,884	—

Cash – End	$531,581	$—

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$481,974	$—
Deferred offering costs included in accrued offering costs	$—	$107,249
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Sponsor and Initial Financing
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of earnings on marketable securities held in the Trust Account from the proceeds derived from the Initial Public Offering.
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
The Company w
i
ll only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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

The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third- party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
Liquidity and Going Concern
As of September 30, 2022 and December 31, 2021, the Company had $531,581 and $1,760,884 operating cash, respectively, and working capital of $908,002 and $1,631,951, respectively.
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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.
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
for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
Marketable Securities Held in Trust Account
Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of September 30, 2022 and December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.
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
Income taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”) using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of September 30, 2022 and December 31, 2021.
Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $315,343 and $481,974 for the three and nine months ended September 30, 2022, respectively, and $13,922,293 for the period from July 7, 2021 (inception) through December 31, 2021 to remeasure Class A ordinary shares subject to possible redemption to redemption value of $117,782,335 and $117,300,361, respectively, as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Gross proceeds from initial public offering	$115,000,000
Less:
Proceeds allocated to public warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293

Class A ordinary shares subject to possible redemption, December 31, 2021	$117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	481,974

Class A ordinary shares subject to possible redemption, September 30, 2022	$117,782,335

Net Income (Loss) per Ordinary Share
The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per Class B non-redeemable
ordinary share following the
two-class
method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and Class B non-redeemable
ordinary shares, the Company first considered the total income (loss) allocable to both classes of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable
ordinary shares for the period from July 7, 2021 (inception) to December 31, 2021, reflective of the respective participation rights. Net loss per ordinary share for the period from July 7, 2021 (inception) to December 31, 2021 was calculated by dividing net loss into the number of weighted average Class B non-redeemable
ordinary shares outstanding as Class A redeemable ordinary shares had not been issued during that period.
The following tables reflect the calculation of basic and diluted net loss per ordinary share for the three and nine months ended September 30, 2022 (in dollars, except per share amounts):

Three Months Ended September 30, 2022
Net income	$109,787
Less: Accretion of temporary equity to redemption value	(315,343)

Net loss including accretion of temporary equity to redemption value	$(205,556)

	Three Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(164,445)	$(41,111)
Deemed dividend for accretion of temporary equity to redemption value	$315,343	$—

Allocation of net income (loss)	$150,898	$(41,111)
Weighted average shares outstanding	11,500,000	2,875,000
Basic and diluted net income ( loss ) per share	$0.01	$(0.01)

Nine Months Ended September 30, 2022
Net loss	$(241,975)
Less: Accretion of temporary equity to redemption value	(481,974)

Net loss including accretion of temporary equity to redemption value	$(723,949)

	Nine Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(579,160)	$(144,789)
Deemed dividend for accretion of temporary equity to redemption value	$481,974	$—

Allocation of net loss	$(97,186)	$(144,789)
Weighted average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.05)
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note – Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 31, 2021, the Company repaid the Sponsor $228,080 for borrowings under the Promissory Note. As such, as of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. The Company is not able to borrow additional amounts under the Promissory Note.
Administrative Services Agreement
The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Sponsor has waived any payments under this agreement.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
– The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
– The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, except for 11,500,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
– The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.
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
NOTE 8. FAIR VALUE MEASUREMENTS
At September 30, 2022 and December 31, 2021, the Company’s marketable securities held in the Trust Account were valued at $117,782,335 and $117,300,361, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of September 30, 2022 and December 31, 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on earnings and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$117,782,335	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Marketable securities held in Trust Account	$117,300,361	$—	$—
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of earnings on marketable securities held in the Trust Account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $109,787. The net income is comprised primarily of formation, general and administrative costs of $15,052, legal and accounting services of $45,232, listing fees of $21,250, insurance expense of $115,995, administrative expenses of $215, and advertising and marketing expense of $7,812, offset by unrealized gains and earnings on marketable securities held in the Trust Account of $315,343. For the period from July 7, 2021 (inception) through September 30, 2021, we had a net loss of $4,681 comprised of formation, general and administrative costs.

For the nine months ended September 30, 2022, we had a net loss of $241,975. The net loss is comprised primarily of formation, general and administrative costs of $51,941, legal and accounting services of $155,496, listing fees of $154,107, insurance expense of $347,985, administrative expenses of $3,117, and advertising and marketing expense of $11,303, offset by unrealized gains and earnings on marketable securities held in the Trust Account of $481,974.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,229,303. Net loss of $241,975 was adjusted by $480,989 of earnings on marketable securities held in the Trust Account, $985 of unrealized gains earned on marketable securities held in the Trust Account, and $505,354 relating to changes in operating assets and liabilities. For the period from July 7, 2021 (inception) through September 30, 2021, net cash used in operating activities was $27,063. Net loss of $4,681 was adjusted by $22,382 of changes in in operating assets and liabilities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $117,782,335 (including approximately $480,989 of earnings and $985 of unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2022, we had cash of $531,581 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three and nine months ended September 30, 2022, the Sponsor has waived any payments under this agreement.

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

Recent Accounting Pronouncements

See Note 2 in the accompanying financial statements for a discussion of recent accounting pronouncements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Other Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement (as defined below), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022 and (iii) Quarterly Reports on Form 10-Q for the period ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 16, 2022 and August 12, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and sale of Private Placement Warrants, see Part II, Item 5(f) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”). There has been no material change in the planned use of proceeds from our Initial Public Offering and sale of Private Placement Warrants as described in the Annual Report.

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

INTEGRATED WELLNESS
ACQUISITION CORP

Date: November 10, 2022	By:	/s/ Steven Schapera
	Name:	Steven Schapera
	Title:	Chief Executive Officer