Form 10-K
period 2022-12-31
Integrated Wellness Acquisition Corp
filed 2023-03-31
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).  Yes  ☒   No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange was $114,655,000.

As of March 31, 2023 there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•our ability to complete the Refreshing Business Combination (as defined below) or an alternative initial business combination (as defined below);

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•our potential ability to obtain additional financing to complete our initial business combination;

•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•our pool of prospective target businesses;

•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the Company (as defined below) adopted prior to the consummation of our initial public offering (as defined below);

•“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•“ASU” are to the FASB Accounting Standards Update;

•“BDO” are to BDO USA, LLP, our independent registered public accounting firm;

•“board of directors,” “board” or “directors” are to the board of directors of the Company;

•“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

•“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

•“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

•“Company,” “our Company,” “we” or “us” are to Integrated Wellness Acquisition Corp, a Cayman Islands exempted company.

•“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•“Domestication” are to the Company transferring by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation as contemplated under the Refreshing Merger Agreement (as defined below);

•“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•“Earnout Shares” are to the additional 4,000,000 shares of Pubco common stock (as defined below) issuable as earnout consideration after the Refreshing Closing (as defined below) pursuant to the Refreshing Merger Agreement;

•“Effective Time” are to the effective time of the mergers contemplated under the Refreshing Merger Agreement;

•“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•“FASB” are to the Financial Accounting Standards Board;

•“founder shares” are to our Class B ordinary shares initially issued to our sponsor (as defined below) in a private placement prior to our initial public offering and including those subsequently transferred to our officers and directors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

•“GAAP” are to the accounting principles generally accepted in the United States of America;

•“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•“initial public offering” are to the initial public offering that was consummated by the Company on December 13, 2021;

•“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including our sponsor and all of our officers and directors to the extent they hold such shares;

•“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•“Lock-Up Agreements” are to the lock-up agreements entered into simultaneously with the execution and delivery of the Refreshing Merger Agreement, substantially in the form attached to the Refreshing Merger Agreement;

•“management” or our “management team” are to our executive officers and directors;

•“Non-Competition Agreements” are to the non-competition and non-solicitation agreements entered into simultaneously with the execution and delivery of the Refreshing Merger Agreement, substantially in the form attached to the Refreshing Merger Agreement;

•“NYSE” are to the New York Stock Exchange;

•“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

•“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•“private placement warrants” are to the warrants that were issued to our sponsor in the private placement;

•“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•“Pubco” are to IWAC Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

•“Pubco common stock” are to the common stock of Pubco, par value $0.0001 per share;

•“Pubco warrants” are to the warrants to purchase shares of Pubco common stock;

•“public shares” are to our Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our sponsor and/or members of our management team purchase public shares, provided that our initial shareholders’ status as a “public shareholder” only exists with respect to such public shares;

•“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•“Purchaser Merger” are to the merger of Purchaser Merger Sub (as defined below) with and into the Company, with the Company continuing as the surviving entity, pursuant to the Refreshing Merger Agreement and subject to the terms and conditions set forth therein;

•“Purchaser Merger Sub” are to IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

•“Purchaser Representative” are to our sponsor in the capacity of the representative of the stockholders of Pubco under the Refreshing Merger Agreement;

•“Refreshing” are to Refreshing USA, LLC, a Washington limited liability company;

•“Refreshing Business Combination” are to the business combination transaction contemplated by the Refreshing Merger Agreement;

•“Refreshing Closing” are to the closing of the Refreshing Transactions (as defined below);

•“Refreshing Merger” are to the merger of Refreshing Merger Sub (as defined below) with and into Refreshing, with Refreshing continuing as the surviving entity pursuant to the Refreshing Merger Agreement and subject to the terms and conditions set forth therein;

•

“Refreshing Merger Agreement” are to the Agreement and Plan of Merger, dated February 10, 2023, by and among the Company, Refreshing, Pubco, Purchaser Merger Sub and Refreshing Merger Sub (as defined below), our sponsor and the Seller Representative (as defined below);

•“Refreshing Merger Consideration” are to the consideration to be delivered to holders of Refreshing Units (as defined below) in connection with the Refreshing Business Combination;

•“Refreshing Merger Sub” are to Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco;

•“Refreshing Registration Statement” are to the registration statement on Form S-4 initially filed with the SEC by Pubco in connection with the Refreshing Business Combination on February 14, 2023, as amended (File No. 333-269769);

•“Refreshing Transactions” are to the transactions contemplated by the Refreshing Merger Agreement;

•“Refreshing Units” are to the units representing membership and other equity interests in Refreshing;

•“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on November 3, 2021, as amended, and declared effective on December 8, 2021 (File No. 333-260713);

•“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•“SEC” are to the U.S. Securities and Exchange Commission;

•“Securities Act” are to the Securities Act of 1933, as amended;

•“Seller Representative” are to Ryan Wear in the capacity as the representative of the sellers under the Refreshing Merger Agreement;

•“Sellers” are to holders of Refreshing Units as of the Effective Time;

•“SPACs” are to special purpose acquisition companies;

•“sponsor” are to IWH Sponsor LP, a Delaware limited partnership;

•“trust account” are to the U.S.-based trust account in which an amount of $117,300,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

v

•“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•“Voting Agreements” are to the voting agreements entered into simultaneously with the execution and delivery of the Refreshing Merger Agreement, substantially in the form attached to the Refreshing Merger Agreement;

•“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Overview

Integrated Wellness Acquisition Corp is a blank check company incorporated as a Cayman Island exempted company and formed for the purpose of effecting an initial business combination.

Initial Public Offering

On December 13, 2021, we consummated our initial public offering of 11,500,000 units. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 6,850,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.

A total of $117,300,000 (equal to $10.20 per unit), comprised of $112,700,000 of the proceeds from our initial public offering and $4,600,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Antonio Varano Della Vergiliana, our Chairman, Steven Schapera, our Chief Executive Officer, James MacPherson, our Chief Financial Officer, and Robert Quandt, our Chief Operating Officer, who have many years of experience in the health, nutrition, fitness, wellness and beauty space and have worked together on a number of companies over the past 20 years. We must complete our initial business combination by June 13, 2023, 18 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering, or September 13, 2023, if we fully extend the time to complete a business combination as described in this Report). If our initial business combination is not consummated by June 13, 2023 (or by September 13, 2023 if we fully extend the time we have to complete a business combination as described in this Report), then our existence will terminate, and we will distribute all amounts in the trust account.

Refreshing Business Combination

Refreshing Merger Agreement

On February 10, 2023, the Company entered into the Refreshing Merger Agreement with Refreshing, Pubco, Purchaser Merger Sub, Refreshing Merger Sub, our sponsor in the capacity as the Purchaser Representative and Ryan Wear in the capacity as the Seller Representative. Refreshing is a national provider of vending services to education, healthcare, business & industry, sports & leisure and corrections clients. It oversees multiple subsidiaries and businesses across the United States that operate vending assets and services and estimates that it serves hundreds of thousands of customers nationwide.

Pursuant to the Refreshing Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Effective Time, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, (ii) following the Domestication, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of the Company’s common stock, par value $0.0001, outstanding immediately prior to the Effective Time shall automatically convert into one share of Pubco common stock and (b) each whole public warrant and each private placement warrant shall automatically convert into one Pubco warrant on substantially the same terms and conditions; and (iii) Refreshing Merger Sub will merge with and into Refreshing, with Refreshing continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which all Refreshing Units issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the applicable portion of the Refreshing Merger Consideration.

Pursuant to the terms of the Refreshing Merger Agreement, the Refreshing Merger Consideration to be delivered to the Sellers in connection with the Refreshing Business Combination will be a number of newly-issued shares of Pubco common stock with an aggregate value equal to $160,000,000, subject to adjustments for Refreshing’s net working capital, closing debt (net of cash) and accrued but unpaid expenses related to the Refreshing Transactions.

At or prior to the Refreshing Closing, Pubco, the Seller Representative, the Purchaser Representative and Continental or such other escrow agent mutually acceptable to the Company and Refreshing will enter into an escrow agreement pursuant to which 15% of the Refreshing Merger Consideration shall be held, along with any other dividends, distributions or other income on such shares (other than regular ordinary dividends), in a segregated escrow account to cover any negative post-closing Refreshing Merger Consideration adjustment and any indemnification claims made against the Sellers under the Refreshing Merger Agreement.

In addition to the shares of Pubco common stock deliverable at the Refreshing Closing, the Sellers will have the contingent right to receive up to an additional 4,000,000 shares of Pubco common stock as earnout consideration after the Refreshing Closing. Such earnout consideration shall be issuable by Pubco to the Sellers (as of the date of the Refreshing Closing) if the following conditions occur: (i) 1,500,000 shares of Pubco common stock upon the achievement of an adjusted EBITDA target of $20 million during the 2023 calendar year, (ii) 1,500,000 additional shares of Pubco common stock upon the achievement of an adjusted EBITDA target of $30.0 million during the 2024 calendar year and (iii) 1,000,000 additional shares of Pubco common stock in the event that the volume weighted average price of the shares of Pubco common stock equals or exceeds $50.00 per share for any twenty (20) out of any thirty (30) consecutive trading days during the five-year period after the Refreshing Closing.

Voting Agreements

Simultaneously with the execution and delivery of the Refreshing Merger Agreement, the Company and Refreshing have entered into the Voting Agreements with certain Sellers required to approve the Refreshing Transactions. Under the Voting Agreements, each Refreshing member party thereto agreed to vote all of such members’ Refreshing Units in favor of the Refreshing Merger Agreement and the related transactions. The Refreshing members also agree to take certain other actions in support of the Refreshing Merger Agreement and related transactions and refrain from taking actions that would adversely affect such Refreshing member’s ability to perform its obligations under the Voting Agreement. Each such Refreshing member also provided a proxy to the Company to vote its Refreshing Units in accordance with the foregoing. The Voting Agreements prevent transfers of the Refreshing interests held by such Refreshing members party thereto between the date of the Voting Agreement and the date of Refreshing Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreements

Simultaneously with the execution and delivery of the Refreshing Merger Agreement, certain members of Refreshing holding greater than 10% of outstanding Refreshing Units each entered into a Lock-Up Agreement with Pubco and the Purchaser Representative. Pursuant to the Lock-Up Agreements, each Refreshing party thereto agreed not to (A) with respect to Refreshing Merger Consideration received other than the Earnout Shares, during the period commencing from the Refreshing Closing and ending on the earlier of (x) one hundred eighty (180) days after the date of the Refreshing Closing, and (y) the date after the Refreshing Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party and (B) with respect to the Earnout Shares, during the period commencing from the date the Earnout Shares are issued to the holder and ending one hundred eighty (180) days after such date: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Non-Competition Agreements

Simultaneously with the execution and delivery of the Refreshing Merger Agreement, Ryan Wear, a co-founder of Refreshing, and certain other executive officers of Refreshing (each a “Refreshing Executive”), will each enter into a Non-Competition Agreement in substantially the form attached to the Refreshing Merger Agreement in favor of Pubco, Refreshing and their respective present and future affiliates, successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Ryan Wear and Jeremy Briggs shall also have non-competition and non-solicitation obligations under their respective employment agreements to be effective as of the consummation of the Refreshing Business Combination. Under each Non-Competition Agreement, for a period of two (2) years after the Refreshing Closing (such period, the “Restricted Period”), the Refreshing Executive party thereto has agreed that he will not and will not permit his or her affiliates to, without Pubco’s’ prior written consent, directly or indirectly engage in the business of providing vending machines, coffee and water services to education, healthcare, business and industry, and sports, leisure and corrections clients. Under each Non-Competition Agreement, the Refreshing Executive party thereto and his affiliates will also be subject to certain non-solicitation and non-interference obligations during the Restricted Period with respect to the Covered Parties’ respective (i) employees, consultants and independent contractors, (ii) customers, and (iii) vendors, suppliers, distributors, agents or other service providers. Each Refreshing Executive will also be subject to non-disparagement provisions regarding the Covered Parties and confidentiality obligations with respect to the confidential information of the Covered Parties.

Other than as specifically discussed, this Report does not assume the closing of the Refreshing Business Combination.

For more information about the Refreshing Business Combination, see the Refreshing Registration Statement and the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023.

Our Business

While we may pursue an acquisition opportunity in any industry or sector, we have focused and will continue to focus on businesses in the health, nutrition, fitness, wellness and beauty sectors and the products, devices, applications and technology driving growth within these verticals. Our management team and board of directors have extensive knowledge and relationships within these markets, and we have capitalized and will continue to capitalize on our ability to identify and acquire businesses that stand to benefit from our unique operational and strategic expertise.

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

We believe our team’s deep and extensive relationships across this ecosystem provides us with a competitive advantage in sourcing, evaluating and pursuing a broad range of opportunities in these targeted sectors. While we may pursue any target, we seek strong fundamental businesses with an emphasis on one or more of the following attributes:

●	Strong consumer brand awareness, engagement and affinity;
●	Category-leader or disruptor in the highest-growth segments of the industry;
●	Clear and substantiated impact on consumer health and wellness outcomes;
●	Tech-enabled or the opportunity to bring technology into the consumer health experience;
●	Strong growth with further growth opportunities either via geographic, product or channel diversification; and
●	Strong economics or high potential for improvement.

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

Our interest is in a business combination with companies and founders that are looking at the next stage and are attracted to a public listing, such as Refreshing. We believe our track records as founders and managers of successful business and the ability to tap on our resources and grow the business to the next level will make a compelling case for joining our team.

While COVID-19 has accelerated the trends in direct to consumer (“DTC”) and wellness awareness, our management team was an earlier adopter of e-commerce initiatives such as influencer marketing both at Becca Cosmetics and Invincible Brands. We believe that we can facilitate three key growth levers for a potential target: expansion in product and brands, channel expansion with DTC, business to business and retail, and geographical expansion. Our team has vast experience in each of these areas, having built successful products and brands utilizing such growth levers.

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

Our Acquisition Criteria

We have identified the following criteria that we believe are important in evaluating prospective target businesses and ensuring they are aligned with our strategy. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, including the Refreshing Business Combination, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We seek to acquire a company that we believe is:

●	Aligned with growing, recession-resistant target sectors: Operates in the beauty, health, wellness and fitness ecosystem, including in verticals such as sports, digital health, and nutrition, and has an enterprise value of between $250 million and $1 billion.
●	A recognized and effective brand: Brand that has high consumer awareness, with high engagement and purchase intent pointing to significant room for growth.
●	A category leader or disruptor with a clear path to get there: Business that is differentiated in its respective category or one where the growth trajectory and industry dynamics suggest category leadership is probable. Key characteristics include demonstrated product efficacy and exceptionally positive product reviews.
●	High growth with favorable profitability characteristics: Strong momentum with a clear runway for future growth along with sound unit economics.
●	Digitally-enabled with scalable technology: Business with a high-quality existing technology stack that supports continued scale and increased penetration that could benefit from investment in technology to further scale the business.
●	Delivering sustainable consumer outcomes: Products or services that have a clear value proposition and can be proven to drive health, wellness and fitness outcomes. Business will have high social engagement and an authentic relationship with the customer.
●	Poised to benefit from being a public company: Clear benefits to becoming a public company such as broader access to debt and equity capital, liquidity for employees or key equity holders, or potential to engage in M&A more effectively.
●	Led by a proven and experienced team: Team that has expertise and track record of achieving scale and one that would succeed in public markets.

●	Available at an attractive valuation: Valuation that is appropriate given comparable companies and transactions and that allows for considerable upside for investors.
●	A platform for growth: Business whose brand and value proposition position it to pursue organic and acquisitive growth across our targeted verticals where we see long-term favorable trends and a sizable number of opportunities as complementary add-ons.
●	Upside opportunities: Business that can grow through product line extensions, geographic expansion and/or new channels.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, such as Refreshing, we conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. While Refreshing is not affiliated with our sponsor, directors or officers, in the event we do not consummate the Refreshing Business Combination and we seek to complete our initial business combination with a company that is affiliated with any of our sponsor, directors or officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our sponsor, directors, and officers directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Past experience or performance of our sponsor, directors or management team or their respective affiliates, including performance information of funds with which they are or were associated, is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of our sponsor, directors or management team or their respective affiliates as indicative of future performance. Our management has no prior experience in operating blank check companies or SPACs.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties under applicable law. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, subject to his or her fiduciary duties under applicable law, he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

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

Our Acquisition Process

In evaluating a prospective target business, such as Refreshing, we conduct a thorough due diligence review that encompasses, among other things, meetings with current management and employees, document reviews, consumer research, as well as a review of financial, legal, tax, and other information that is made available to us. We also utilize our operational experience to validate opportunities for strategic growth.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding share capital of a target or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Refreshing was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business, such as Refreshing, an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Refreshing Business Combination” above regarding such exchange in the Refreshing Business Combination. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Refreshing Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions and other strategic transactions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for a business combination in the amount of approximately $115,404,246 as of December 31, 2022, after payment of $4,025,000 of deferred underwriting fees but including the $436,972 of offering proceeds held outside the trust account as of December 31, 2022, we offer a target business, such as Refreshing, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third-party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

For information regarding the consideration to be paid in the Refreshing Business Combination, see “Refreshing Business Combination” above.

Sources of Target Businesses

Target business candidates are brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we do not consummate the Refreshing Business Combination and we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and, as of the date of this Report, there are many SPACs seeking targets for their initial business combination. As a result, at times, we expect there to be greater competition for available targets, more time, more effort and more resources may be necessary to identify a suitable target, and consummating an initial business combination may be more expensive.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Refreshing, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industries in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of Refreshing, when evaluating the desirability of effecting our initial business combination with that business and plan to continue doing so if the Refreshing Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Refreshing Business Combination in which Antonio Varano Della Vergiliana and Gael Forterre will join the board for the combined company, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our officers, except as disclosed above will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC and subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case in the Refreshing Business Combination), or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	Any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of our ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the Company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

See “Refreshing Business Combination” above for more information regarding the requisite approvals needed in the Refreshing Business Combination.

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

The purpose of any such transaction could be to (i) vote in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, such as the Refreshing Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.35 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or by September 13, 2023, 21 months from the closing of our initial public offering, if we fully extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as in the Refreshing Business Combination, or (ii) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company (unless a greater vote is required by applicable law or stock exchange rules). In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 4,312,501, or 37.5%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (unless a greater vote is required by applicable law or stock exchange rules). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a)under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

See “Refreshing Business Combination” above for more information regarding the requisite approvals needed for the Refreshing Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By imposing such limitations on our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, as described above, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “Refreshing Business Combination” above for more information regarding the requisite approvals needed for the Refreshing Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Refreshing Business Combination is not completed, we may continue to try to complete a business combination with a different target until June 13, 2023 (or September 13, 2023 if we fully extend the time to complete a business combination as described in this Report).

Extension of Time to Complete Business Combination

We originally had 15 months from the consummation of our initial public offering, or until March 13, 2023, to consummate our initial business combination. However, as requested by our sponsor and as permitted under our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in March 2023 we extended the date by which we must consummate an initial business combination by an additional three months until June 13, 2023, or a total of 18 months from the consummation of our initial public offering. In order for the time available for us to consummate our initial business combination to be extended, our sponsor deposited into the trust account $1,150,000 (or $0.10 per unit). In connection with the deposit, we issued to our sponsor a non-interest bearing, unsecured promissory note in the principal amount of $1,150,000. Such note is payable by us in cash upon the earlier of the consummation of the initial business combination or our liquidation. Such extension was the first of two automatic extensions permitted under our amended and restated memorandum and articles of association.

If we anticipate that we may not be able to consummate our initial business combination within 18 months of our initial public offering (by June 13, 2023), our sponsor or its affiliates or designees may, but are not obligated to, cause our Company to further extend the period of time to consummate our initial business combination by an additional three months (for a total of 21 months to complete a business combination, or until September 13, 2023). In order to further extend the time available for us to consummate our initial business combination pursuant to this provision, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for such three-month extension an additional $1,150,000 ($0.10 per unit) on or prior to the date of the applicable deadline. Our sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such additional deposit that will not be repaid in the event that we are unable to close our initial business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. In the event that we receive notice from our sponsor or its affiliates or designees five days prior to the applicable deadline of its intent to effect the second extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor or its affiliates or designees are not obligated to fund the trust account to further extend the time for us to complete our initial business combination. To the extent that some, but not all, of the members of our sponsor or its affiliates or designees decide to further extend the period of time to consummate our initial business combination, our sponsor or its affiliates or designees may elect to deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Under our amended and restated memorandum and articles of association, we have only 18 months from the closing of our initial public offering, or until June 13, 2023 (or up to 21 months from the closing of our initial public offering, or until September 13, 2023, if we fully extend the time to complete a business combination as described in this Report), to consummate an initial business combination. If we have not consummated the Refreshing Business Combination or another initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, director nominee or any other person.

If we do not consummate the Refreshing Business Combination or another initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $436,972 held outside the trust account as of December 31, 2022, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, based on the amount in the trust account as of December 31, 2022 the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.35 (before taking into account the withdrawal of interest to pay taxes, if any, and of up to $100,000 to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.35. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, such liability will not be greater than the amount of funds from our trust account received by any such shareholder. As of December 31, 2022, the amount held outside the trust account was $436,972.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.35 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty and/or may have acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 13, 2023 (or by September 13, 2023 if we fully extend the time to complete a business combination as described in this Report), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Refreshing, we are encountering intense and increasing competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds$700 million as of the prior June 30.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 148 N Main Street, Florida, NY 10921, and our telephone number is (845) 651-5039. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(a)Market Information

Our units, public shares and public warrants are each traded on the NYSE under the symbols WEL.U, WEL and WEL WS, respectively. Our units commenced public trading on December 9, 2021, and our public shares and public warrants commenced separate public trading on January 18, 2022.

(b)Holders

On March 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our ordinary share to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands for the purpose of effecting an initial business combination with one or more businesses or entities. While we may pursue an initial business combination target in any industry, we are currently concentrating our efforts in identifying businesses in the health, nutrition, fitness, wellness and beauty sectors and the products, devices, applications and technology driving growth within these verticals.

The issuance of additional shares in connection with our initial business combination to the owners of the target or other investors:

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

Refreshing Business Combination

On February 10, 2023, the Company entered into the Refreshing Merger Agreement with Refreshing, Pubco, Purchaser Merger Sub, Refreshing Merger Sub, our sponsor in the capacity as the Purchaser Representative and Ryan Wear in the capacity as the Seller Representative. Pursuant to the Refreshing Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Effective Time, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, (ii) following the Domestication, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of the Company’s common stock, par value $0.0001, outstanding immediately prior to the Effective Time shall automatically convert into one share of Pubco common stock and (b) each whole public warrant and each private placement warrant shall automatically convert into one Pubco warrant on substantially the same terms and conditions; and (iii) Refreshing Merger Sub will merge with and into Refreshing, with Refreshing continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which all Refreshing Units issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the applicable portion of the Refreshing Merger Consideration.

Pursuant to the terms of the Refreshing Merger Agreement, the Refreshing Merger Consideration to be delivered to the Sellers in connection with the Refreshing Business Combination will be a number of newly-issued shares of Pubco common stock with an aggregate value equal to $160,000,000, subject to adjustments for Refreshing’s net working capital, closing debt (net of cash) and accrued but unpaid expenses related to the Refreshing Transactions.

The foregoing description of the Refreshing Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Refreshing Merger Agreement, a copy of which is attached as Exhibit 2.1 hereto.

Other than as specifically discussed, this Report does not assume the closing of the Refreshing Business Combination.

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

For the year ended December 31, 2022, we had net income of $567,541. Net income is comprised primarily of earnings on marketable securities held in the trust account of $1,312,150 and unrealized earnings on marketable securities held in the trust account of $379,763, offset by insurance expense amortization of $463,980, legal and accounting expenses of $397,266, listing fees of $175,357, formation and operating costs of $72,777, advertising and marketing expenses of $12,233 and administrative expenses of $2,759.

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

Liquidity, Capital Resources and Going Concern

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor for $25,000 and a $228,080 loan from our sponsor which has been repaid in full as of December 31, 2021.

On December 13, 2021, we consummated our initial public offering of 11,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 units, generating gross proceeds of $115,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 6,850,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.

A total of $117,300,000 of the proceeds from our initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental, acting as trustee.

Transaction costs of our initial public offering amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of actual offering costs. Of these amounts, $302,696 was allocated to the public warrants and charged against additional paid-in capital and $6,519,382 were allocated to Class A ordinary shares, reducing the initial carrying amount of such shares.

For the year ended December 31, 2022, net cash used in operating activities was $37,262. Net income of $567,541 was adjusted by interest earned and unrealized earnings on marketable securities held in the trust account of $379,763 and a $225,040 decrease in operating assets and liabilities.

For the period from July 7, 2021 (inception) through December 31, 2021, net cash used in operating activities was $69,559. Net loss of $145,610 was adjusted by unrealized earnings on marketable securities held in trust account of $99 and a $76,150 increase in operating assets and liabilities.

As of December 31, 2022 and 2021, we had marketable securities held in the trust account of $118,992,274 and $117,300,361, respectively (including approximately $1,691,913 and $361 of interest income and unrealized gains, respectively), consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2022 and 2021, we had cash of $436,972 and $1,760,884 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the year ended December 31, 2022 and for the period from July 7, 2021 (inception) through December 31, 2021, our sponsor has waived any payments under this agreement.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the accompanying financial statements.

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

Reference is made to pages F-1 through F - 20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report as a result of the material weakness described below.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal control over financial reporting as of December 31, 2022 due to the material weakness described below.

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows.

To remediate this material weakness, Chief Financial Officer intends to perform additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the above, there have been no changes to our internal control over financial reporting during the most recent quarter for the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Steven Schapera	63	Chief Executive Officer and Director
Antonio Varano Della Vergiliana	66	Chairman of the Board
James MacPherson	54	Chief Financial Officer and Director
Robert Quandt	44	Chief Operating Officer and Director
Gael Forterre	42	Director
Scott Powell	50	Director
Hadrien Forterre	34	Director

The experience of our directors and executive officers is as follows:

Antonio Varano Della Vergiliana, our director since inception and our Chairman since August 3, 2021, has more than thirty years of experience in the health and beauty industries, including working with companies focused on skin care, color cosmetics, and supplements. Between July 2018 and March 2022, Mr. Varano served as the Chairman of the board of directors of Wellfully Ltd. (ASX:WFL), a fully-integrated science based wellness company. Mr. Varano was the founder and served as a member of the board of directors of Artedomus, a leading Australian supplier of goods for commercial and residential architectural projects, from October 1985 to January 2022. Mr. Varano has served on the board of directors of New Hampton Technologies, LLC, a motorcycle security device manufacturer, since April 2006. Mr. Varano has also served on the board of directors of Path Group Inc., a software-as-a-service company, since October 2017. Mr. Varano was previously the Chairman of the BECCA Cosmetics group from 2001 to 2012 until its sale to Luxury Brand Partners and subsequent sale to Estée Lauder in 2016. Mr. Varano received his M.B.A from the University of Western Australia. We believe he is well qualified to serve on our board of directors due to his extensive experience in strategy, entrepreneurship, business development and management.

Steven Schapera, our director since inception and our Chief Executive Officer since August 3, 2021, has more than 25 years of international experience in founding, scaling, operating and exiting successful businesses in the health, beauty and wellness industries. Since July 2022, Mr. Schapera has served as Chairman of the board of directors of Tertre Rouge Assets Plc (LSE: TRA).  Mr. Schapera has been an operating partner with Capital D, Management LLP, a private equity firm focused on investing in disruptive mid-market businesses, since January 2018. Mr. Schapera served on the board of directors of Invincible Brands GmbH, a consumer branding company focusing on health, beauty and fitness products, between January 2018 and September 2022. Between September 2019 and June 2022, Mr. Schapera served as Chairman of Crowd Media Holdings Ltd. (ASX:CM8), and since May 2021 he also has served as Chairman of SIMRIS Inc. (SIMRIS-B.ST), a biotech company devoted to sustainable development and production of products and ingredients from farmed microalgae. Mr. Schapera has also served on the board of directors of Wild Nutrition Limited since May 2017 and served on the board of directors of Wellfully Ltd between August 2017 and December 2022. Mr. Schapera was the co-founder of the BECCA Cosmetics group in 2001 and initiated and managed the partial sale of BECCA to Luxury Brand Partners in 2012, which in turn led to the subsequent sale of BECCA to Estée Lauder in 2016. We believe he is well qualified to serve on our board of directors due to his extensive experience in founding, scaling, operating and exiting successful brand-oriented businesses in the health, beauty and wellness space.

James MacPherson, our Chief Financial Officer since August 3, 2021 and one of our directors since December 2021, is experienced in developing financial and supply chain capabilities for hyper-growth organizations. Mr. MacPherson has served as a member of the board of directors for the International Beauty Association since July 2021. Mr. MacPherson initiated and managed the public company readiness program for Olaplex, Inc., resulting in the company filing a registration statement for its initial public offering in August 2021. Mr. MacPherson served as the Chief Financial Officer of Olaplex, Inc., where he was responsible for all finance, supply chain and IT functions, from May 2020 to June 2021 and as Senior Advisor from June 2021 to August 2021. Mr. MacPherson also served as the Chief Financial Officer and Chief Operating Officer of the BECCA Cosmetics group from August 2011 through November 2016 when the company was acquired by The Estee Lauder Companies Inc. Mr. MacPherson was also the Chief Financial

Officer of Carol’s Daughter from August 2008 to July 2011 and the Chief Financial Officer of GoSmile, Inc. from March 2006 to July 2008. Mr. MacPherson worked for The Estee Lauder Companies Inc. (Clinique) in a succession of finance and sales leadership roles from August 1997 to July 2003. Mr. MacPherson earned a B.S. (Honors) in Accounting and an M.B.A. in both Finance and Information Systems from the Stern School of Business at New York University. We believe he is well qualified to serve on our board of directors due to his extensive experience in scaling business and driving financial performance in consumer goods companies in the beauty sector.

Robert Quandt, our Chief Operating Officer since August 3, 2021 and one of our directors since December 2021, has significant experience in business operations, finance and strategy. Mr. Quant serves as a Managing Director of JCL Investments, a Berlin-based private investment firm focusing on start-up companies, since August 2019. Mr. Quant has served on the board of directors of listed company SIMRIS Inc. since May 2021. Mr. Quant served as Chief Financial Officer and Chief Operating Officer for Invincible Brand from March 2017 to July 2019. From September 2019 to June 2021, Mr. Quant served as consultant and director of listed company Crowd Media Holdings Ltd. From January 2005 to August 2014, Mr. Quant served as a strategy consultant and Principal at Booz & Company. From August 2015 to February 2017, Mr. Quant served as the strategy lead at Linde AG for their North America and South America businesses. Mr. Quant earned a Master degree in Industrial Management of Technical University from Berlin. We believe he is well qualified to serve on our board of directors due to his extensive experience in finance and operations.

Scott Powell, one of our directors since December 2021, has served as Head of Investor Relations for VolitionRx Limited (NYSE American: VNRX), a company focused on developing blood-based diagnostic tests for detecting and diagnosing cancer and other diseases, since May 2014 and as Chief Financial Officer of Volition America, Inc. since February 2017. Since January 2019, he has served as the President and Chief Executive Officer of Skyline Corporate Communications Group, LLC, an investor relations and corporate communications agency. From December 2009 to February 2013, he served as a Managing Director for MZ Group, an independent investor relations agency, and from July 2014 to May 2015, he served as the U.S. investor relations representative for Himax Technologies, Inc. (NASDAQ: HIMX). Mr. Powell also served as Director of Investor Relations for China Hydroelectric Corporation (formerly NYSE: CHC) from March 2013 to July 2014. From August 2009 and December 2009, he was an investment banker with Brean Capital, LLC, and from October 2006 to August 2008, he was an investment banker with Westminster Securities in New York City. Mr. Powell was formerly an Adjunct Assistant Professor at Fordham University’s Gabelli Graduate School of Business from September 2013 to December 2017. Mr. Powell earned a Certificate in General Business from Columbia University, a Ph.D. and a Master of Arts from Brown University and a Bachelor of Science in Business Administration from Bryant University. We believe he is well qualified to serve on our board of directors due to his extensive experience in capital markets, finance, corporate communications, and investor relations.

Gael Forterre, one of our directors since December 2021, has served as the Chief Commercial Officer of VolitionRx Limited since January 2021, and he has been a managing partner of Armori Capital Management LLC since October 2013. Mr. Forterre served as a director of Path Education Inc., an education technology company that consummated a business combination with Path Group Inc., an Australian blank-check company (“Path”), in May 2021. Mr. Forterre also served as Path’s Chief Financial Officer from January 2018 to December 2018 and as Path’s Chief Executive Officer from January 2019 to December 2020. Mr. Forterre is the co-founder of Article22, a design-focused social enterprise, and he also served on its board of directors from July 2013 to June 2021. Mr. Forterre started his career in February 2004 as a hedge fund analyst for an event-driven fund managed by Systeia Capital Management and then joined Alteram Asset Management in March 2005. In September 2005, Mr. Forterre joined the commodity derivative team at BNP Paribas in their New York office. Mr. Forterre earned a Master’s Degree in finance from Sorbonne Paris I and a double M.B.A from Columbia Business School and the London Business School. Mr. Forterre is the brother of Hadrien Forterre, one of our directors. We believe he is well qualified to serve on our board of directors due to his extensive experience in investing in and supporting fast growing companies.

Hadrien Forterre, one of our directors since December 2021, has served as the General Counsel and Vice President of Strategic Projects at Pathify Holdings Inc. since September 2020. Mr. Forterre was formerly an associate at Arendt & Medernach SA in Luxembourg from August 2012 and August 2014 and at Herbert Smith Freehills LLP in London from August 2014 and January 2018, where he advised clients on a range of transactions, including fund formation, initial public offerings, mergers and acquisitions and related financings. Mr. Forterre served as legal and business advisor to Wellfully Ltd from September 2018 to December 2019. Mr. Forterre earned a Master of Laws from University Paris Nanterre, an L.L.M. from Duke University and an M.B.A from Columbia University. Mr. Forterre is the brother of Gael Forterre, one of our directors. We believe he is well qualified to serve on our board of directors due to his extensive experience in corporate transactions (including initial public offerings and mergers and acquisitions) and investor relations.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may include a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at a general annual meeting or to fill vacancies on the board of directors;
●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Since December 9, 2021, we have agreed to pay our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month until the earlier of the consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to our initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the Company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•each of our executive officers and directors that beneficially owns our ordinary shares; and

•all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,375,000 ordinary shares issued and outstanding as of March 31, 2023, consisting of (i) 11,500,000 Class A ordinary shares and (ii) 2,875,000 of our Class B ordinary shares. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned (2)	of Class	Shares
IWH Sponsor LP	—	—	2,875,000	100%	20%
Steven Schapera	—	—	—	—	—
Antonio Varano Della Vergiliana	—	—	2,875,000	100%	20%
James MacPherson	—	—	2,875,000	100%	20%
Robert Quandt	—	—	—	—	—
Gael Forterre	—	—	—	—	—
Scott Powell	—	—	—	—	—
Hadrien Forterre	—	—	2,875,000	100%	20%
All officers and directors as a group (7 individuals)	—	—	2,875,000	100%	20%
Other 5% Shareholders
Shaolin Capital Management LLC (3)	628,537	5.47%	—	—	4.37%
The Goldman Sachs Group, Inc. (4)	635,468	5.53%	—	—	4.42%
Weiss Asset Management LP (5)	668,100	5.81%	—	—	4.65%
First Trust Capital Management L.P. (6)	797,586	6.94%	—	—	5.55%
Saba Capital Management, L.P. (7)	825,799	7.18%	—	—	5.74%
AQR Capital Management, LLC (8)	837,812	7.29%	—	—	5.83%
Glazer Capital, LLC (9)	1,013,760	8.82%	—	—	7.05%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Integrated Wellness Acquisition Corp, 148 N Main Street, Florida, NY 10921.
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

(3)

According to a Schedule 13G filed on February 14, 2023 by Shaolin Capital Management LLC (“Shaolin”) beneficially owns and has sole voting and dispositive power over 628,537 Class A ordinary shares. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., with MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, being managed accounts advised by the Shaolin. The business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(4)

According to a Schedule 13G filed by The Goldman Sachs Group, Inc. (“GSGI”) and Goldman Sachs & Co. LLC (“GS LLC”) on February 9, 2022, certain operating units of GSGI and its subsidiaries and affiliates beneficially own an aggregate 635,468 Class A ordinary shares and GSGI and GS LLC share voting and dispositive power over such shares. The business address of each of GSGI and GS LLC is 200 West Street, New York, NY 10282.

(5)

According to a Schedule 13G filed on February 10, 2023 by Weiss Asset Management LP (“WAM LP”), WAM GP LLC (“WAM GP”) and Andrew M. Weiss (collectively with WAM LP and WAM GP, the “WAM Reporting Persons”), the WAM Reporting Persons beneficially own and share voting and dispositive power over 668,100 Class A ordinary shares. Mr. Weiss is the managing member of WAM GP. WAM GP is the sole general partner of WAM LP. WAM LP is the sole investment manager to a private investment partnership (the “Partnership”) and private investment funds (the “Funds”). The shares reported for Mr. Weiss, WAM GP and WAM LP include shares beneficially owned by the Partnership and the Funds. The business address of each of the WAM Reporting Persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(6)

According to a Schedule 13G jointly filed on February 14, 2023 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) a series of Investment Managers Services Trust II, specifically VARBX, (ii) Highland Capital Management Institutional Fund II, LLC and (iii) First Trust Alternative Opportunities Fund (collectively, the “Client Accounts”). As investment adviser to the Client

Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the reported Class A ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the Class A ordinary shares held in the Client Accounts. As of December 31, 2022, VARBX owned 774,532 Class A ordinary shares while FTCM, FTCS and Sub GP collectively owned 797,586 Class A ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may also be deemed to be beneficial owners of the reported Class A ordinary shares. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(7)

According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein (collectively, the “Saba Reporting Persons”) hold 825,799 Class A ordinary shares. The business address of each of the Saba Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)

According to a Schedule 13G filed on February 14, 2023, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (collectively, the “AQR Reporting Persons”) beneficially own and share voting and dispositive power over 837,812 Class A ordinary shares. The business address of each of the AQR Reporting Persons is One Greenwich Plaza, Greenwich, CT 06830.

(9)

According to a Schedule 13G filed on February 14, 2023, Glazer Capital, LLC (“Glazer Capital”) and Mr. Paul J. Glazer beneficially own and share voting and dispositive powers over 1,013,760 Class A ordinary shares. Glazer Capital serves as investment manager to certain funds and managed accounts that hold such Class A ordinary shares, and Mr. Paul J. Glazer serves as the Managing Member of Glazer Capital. The business address of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For information on the Refreshing Business Combination, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration for 2,875,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. Up to 375,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Due to the underwriters’ option to exercise in full its over-allotment at the initial public offering, no founder shares remain subject to forfeiture and our sponsor currently holds 20% of the issued and outstanding shares of our ordinary shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 6,850,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may be subject to certain transfer restrictions contained in the letter agreement by and among the Company, our sponsor and any other parties thereto, as amended from time to time, including that any permitted transferees must enter into a written agreement with the Company agreeing to be bound by the transfer restrictions contained in such letter agreement.

In July 2021, we issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022 and the consummation of our initial public offering. On December 13, 2021, the date of the consummation of our initial public offering, we repaid our sponsor in full for the $208,721 outstanding under the Promissory Note.

On March 13, 2023, in connection with the extension of the date by which we must consummate an initial business combination from March 13, 2023 to June 13, 2023 as permitted under our amended and restated memorandum and articles of association, we issued to our sponsor a non-interest bearing, unsecured promissory note in the principal amount of $1,150,000. Such note is payable by us in cash upon the earlier of the consummation of the initial business combination or our liquidation.

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

We currently maintain our executive offices at 148 N Main Street, Florida, NY 10921. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE until the completion of our initial business combination or our liquidation.

In addition, our sponsor, officers or directors or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our sponsor, officers, directors or their affiliates and determines which expenses and the amount of expenses to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Other than the payments and reimbursements described above, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers or directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination.

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

In connection with the Refreshing Business Combination, we have entered into Voting Agreements, Lock-Up Agreements, and Non-Competition Agreements. For information on the agreements entered into in connection with the Refreshing Business Combination, see “Item 1. Business.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $162,388 and $119,000, respectively. The aggregate fees of BDO related to audit services in connection with our initial public offering totaled approximately $89,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay BDO any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay BDO for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

INTEGRATED WELLNESS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Integrated Wellness Acquisition Corp

Florida, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Wellness Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the year ended December 31, 2022, and for the period from July 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and results of its operations, and its cash flows for the year ended December 31, 2022 and for the period from July 7, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company's ability to execute its business plan is dependent upon its successful completion of the proposed business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

INTEGRATED WELLNESS ACQUISITION CORP

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$436,972	$1,760,884
Prepaid expenses	365,545	15,350
Total Current Assets	802,517	1,776,234
Non-current Assets
Marketable securities held in Trust Account	118,992,274	117,300,361
Total Non-current Assets	118,992,274	117,300,361
TOTAL ASSETS	$119,794,791	$119,076,595

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$212,784	$37,100
Account payable	56,654	54,400
Accrued offering costs	—	52,783
Due to related party	25,500	—
Total Current Liabilities	294,938	144,283
Non-current Liabilities
Deferred underwriting commissions	4,025,000	4,025,000
Total Non-current Liabilities	4,025,000	4,025,000
Total Liabilities	4,319,938	4,169,293

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 11,500,000 shares issued and outstanding at redemption value	118,992,274	117,300,361

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,517,709)	(2,393,337)
Total Shareholders’ Deficit	(3,517,421)	(2,393,049)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$119,794,791	$119,076,595

The accompanying notes are an integral part of these financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the Period
		From July 7,
	For the Year	2021 (Inception)
	Ended	Through
	December 31	December 31,
	2022	2021
Formation and operating costs	$72,777	$29,471
Accounting and legal expenses	397,266	86,660
Listing fees	175,357	—
Insurance expense	463,980	27,440
Advertising and marketing expenses	12,233	2,400
Administrative expenses	2,759	—
Operating expenses	1,124,372	145,971
Loss from operations	(1,124,372)	(145,971)

Other income:
Earnings on marketable securities held in Trust Account	1,312,150	262
Unrealized earnings on marketable securities held in Trust Account	379,763	99
Total other income	1,691,913	361
Net income (loss)	$567,541	$(145,610)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	11,500,000	4,353,107
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.07	$0.61

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.08)	$(0.98)

The accompanying notes are an integral part of these financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption amount	—	1,691,913	—	—	—	(1,691,913)	(1,691,913)
Net income	—	—	—	—	—	567,541	567,541
Balance as of December 31, 2022	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 7, 2021 (Inception)	$—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Class A ordinary shares	11,500,000	103,378,068	—	—	—	—	—
Proceeds allocated to public warrants	—	—	—	—	4,799,854	—	4,799,854
Issuance of Private Placement Warrants	—	—	—	—	6,850,000	—	6,850,000
Accretion of Class A ordinary shares to redemption amount	—	13,922,293	—	—	(11,674,566)	(2,247,727)	(13,922,293)
Net loss	—	—	—	—	—	(145,610)	(145,610)
Balance as of December 31, 2021	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)

The accompanying notes are an integral part of these financial statement.

INTEGRATED WELLNESS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the Period
		From July 7,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$567,541	$(145,610)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized earnings on marketable securities held in Trust Account	(379,763)	(99)
Changes in current assets and current liabilities:
Prepaid expenses	(350,195)	(15,350)
Accounts payable and accrued expenses	177,938	91,500
Accrued offering costs	(52,783)	—
Net cash used in operating activities	(37,262)	(69,559)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(117,300,000)
Reinvestment of earnings on Trust Account	(1,312,150)	(262)
Net cash used in investing activities	(1,312,150)	(117,300,262)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	115,000,000
Payment of underwriting fee	—	(2,300,000)
Proceeds from sale of Private Placement Warrants	—	6,850,000
Repayment of promissory note – related party	—	(228,080)
Payment of deferred offering costs	—	(191,215)
Payment made by Sponsor on behalf of the Company	25,500	—
Net cash provided by financing activities	25,500	119,130,705

Net Change in Cash	(1,323,912)	1,760,884
Cash - Beginning	1,760,884	—
Cash-Ending	$436,972	$1,760,884

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,691,913	$13,922,293
Deferred underwriters fee liability	$—	$4,025,000
Deferred offering costs included in accrued offering costs	$—	$52,783
Deferred offering costs paid by Sponsor through promissory note	$—	$228,080

The accompanying notes are an integral part of these financial statement.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

Sponsor and Initial Financing

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,850,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IWH Sponsor LP (the “Sponsor”), generating proceeds of $6,850,000, which is described in Note 4.

Transaction costs of the IPO amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants (as defined in Note 3) and charged against additional paid-in capital and $6,519,382 were allocated to Class A ordinary shares reducing the initial carrying amount of such shares. In addition, on December 13, 2021, cash of approximately $1,778,733 was held outside of the Trust Account and was available for the payment of offering costs and for working capital purposes.

The Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (i) the Company’s completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds from the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more operating businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, Class A ordinary shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company will have until 18 months from the closing of the IPO to complete a Business Combination (the “Combination Period”) (or up to 21 months from the closing of the IPO if the Company extends the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $436,972 in cash and working capital of $507,579. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Management continues to monitor the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 or 2021.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Derivative Financial Instruments

The Company accounts for derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as calculations derived from valuation techniques in which one or more significant inputs or significant value drivers are observable.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of December 31, 2022 and 2021.

Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 13, 2021, the Company recorded an accretion of $13,921,932, $11,674,566 of which was recorded in additional paid-in capital and $2,247,366 was recorded in accumulated deficit. As of December 31, 2022 and 2021, the Company has recorded $1,691,913 and $13,922,293 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

As of December 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	$118,992,274

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable ordinary shares for the year ended December 31, 2022 and for the period from July 7, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the year ended December 31, 2022:

For the Year Ended
December 31, 2022
Net income	$567,541
Accretion of temporary equity to redemption value	(1,691,913)
Net loss including accretion of temporary equity to redemption value	$(1,124,372)

	For the Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(899,497)	$(224,875)
Allocation of accretion of temporary equity to redemption value	1,691,913	—
Allocation of net income (loss)	$792,416	$(224,875)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.07	$(0.08)

The following table reflects the calculation of basic and diluted net loss per ordinary share for the period from July 7, 2021 (inception) through December 31, 2021:

For the period from
July 7, 2021 (inception)
through
December 31, 2021
Net loss from inception to date of initial public offering	$(6,671)
Net loss from date of initial public offering to year-end	(138,939)
Total loss from inception to December 31, 2021	(145,610)
Accretion of temporary equity to redemption value	(13,922,293)
Net loss including accretion of temporary equity to redemption value	$(14,067,903)

	For the period from
	July 7, 2021 (inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(11,254,323)	$(2,813,581)
Allocation of accretion of temporary equity to redemption value	13,922,293	—
Allocation of net income (loss)	$2,667,971	$(2,813,581)

Denominator:
Weighted-average shares outstanding	4,353,107	2,875,000
Basic and diluted net income (loss) per share	$0.61	$(0.98)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

In connection with the Company’s IPO, on December 13, 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit, including the underwriters full exercise of the over-allotment option, generating gross proceeds of $115,000,000. Each Unit consists of one Public Share and one-half of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 7, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares after the IPO. Simultaneously with the closing of the IPO, the underwriters exercised the over-allotment option in full. Accordingly, 375,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 31, 2021, the Company repaid the Sponsor $228,080 for borrowings under the Promissory Note. As such, as of December 31, 2022 and 2021, there were no amounts outstanding under the Promissory Note. The Company is not able to borrow additional amounts under the Promissory Note.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from July 7, 2021 (inception) through December 31, 2021, the Sponsor has waived any payments under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Due to Related Party

As of December 31, 2022, the Company owes the Sponsor $25,500 for a payment made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount. There were no amounts due to related parties as of December 31, 2021.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 11,500,000 Class A ordinary shares issued and outstanding subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable by the Company.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the Company’s marketable securities held in the Trust Account were valued at $118,992,274 and $117,300,361, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following tables presents the fair value information, as of December 31, 2022 and 2021, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account(1)	$118,992,274	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account(1)	$117,300,361	$—	$—
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below.

On January 18, 2023, the Company and Alliance Global Partners (“AGP”) amended the letter agreement, (the “AGP Letter Agreement”), between the Company and AGP. Pursuant to the amendment, upon consummation of the Business Combination, a transaction fee equal to $4,800,000 will be payable to AGP. The AGP transaction fee will be payable as follows:

●	if the funds in the Trust Account as of closing of the Business Combination (“Closing”) are less than or equal to $5 million: (i) 50% of the fee shall be payable by delivery of a note in the principal amount of $2,341,463.41 (with a 12 month term and an interest rate of 5.0%); and (ii) 50% of the fee shall be payable by the issuance of shares (as defined below) valued at $2.4 million;
●	if the funds in the Trust Account as of Closing are greater than $5 million but less than or equal to $10 million: (i) 25% of the fee ($1.2 million) shall be payable in cash; (ii) 25% of the fee shall be payable by delivery of a note in the principal amount of $1,170,731.71 (with a 12 month term and an interest rate of 5.0%); and (iii) 50% of the fee shall be payable by the issuance of shares valued at $2.4 million;
●	if the funds in the Trust Account as of Closing are greater than $10 million but less than or equal to $15 million: (i) 50% of the fee ($2.4 million) shall be payable in cash; and (ii) 50% of the fee shall be payable by the issuance of shares valued at $2.4 million; and
●	if the funds in the Trust Account as of Closing are greater than $15 million: (i) 75% the fee ($3.6 million) shall be payable in cash; and (ii) 25% of the fee shall be payable by the issuance of shares valued at $1.2 million.

On January 25, 2023, the Company and BTIG, LLC (“BTIG”) entered into a letter agreement (the “BTIG Letter Agreement”) to amend the Underwriting Agreement dated December 8, 2021, between the Company and BTIG. Pursuant to the BTIG Letter Agreement, upon consummation of the Business Combination, deferred underwriting fees equal to $4,025,000 less $1,006,250 together with a $500,000 capital advisory fee will be payable to BTIG. The BTIG Transaction Fee will be payable as follows:

●	if the funds in the Trust Account as of Closing are less than or equal to $15 million, the Company may elect to pay up to 100% of the fee in shares;
●	if the funds in the Trust Account as of Closing are greater than $15 million but less than or equal to $20 million, the Company may elect to pay up to 75% of the fee in shares;
●	if the funds in the Trust Account as of Closing are greater than $20 million but less than or equal to $25 million, the Company may elect to pay up to 50% of the fee in shares; and
●	if the funds in the Trust Account as of Closing are greater than $25 million but less than or equal to $30 million, the Company may elect to pay up to 25% of the fee in shares.

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc., a Delaware corporation and wholly-owned subsidiary of IWAC (“Pubco”), IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), the Sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the effective time, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, (ii) following the Domestication, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of the Company’s common stock, par value $0.0001, outstanding immediately prior to the effective time shall automatically convert into one share of Pubco common stock and (b) each whole public warrant and each private placement warrant shall automatically convert into one Pubco warrant on substantially the same terms and conditions; and (iii) Refreshing Merger Sub will merge with and into Refreshing, with Refreshing continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which all Refreshing Units issued and outstanding immediately prior to the effective time will be converted into the right to receive the applicable portion of the merger consideration.

Pursuant to the terms of the Merger Agreement, the merger consideration to be delivered to the Sellers in connection with the transaction will be a number of newly-issued shares of Pubco common stock with an aggregate value equal to $160,000,000, subject to adjustments for Refreshing’s net working capital, closing debt (net of cash) and accrued but unpaid expenses related to the transaction.

On March 13, 2023, the Company issued a promissory note in the principal amount of $1.15 million to the Sponsor in connection with the Extension (as defined below). The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before June 13, 2023 (unless extended to September 13, 2023) or such later liquidation date as may be approved by the Company’s shareholders.

On March 14, 2023, the Company issued a press release announcing that the Sponsor had deposited an aggregate of $1.15 million (representing $0.10 per public share) into the Company’s trust account for its public stockholders. The deposit enables the Company to extend the date by which the Company has to complete its initial business combination from March 13, 2023 to June 13, 2023 (the “Extension”). The Extension is the first of two three-month automatic extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination with Refreshing USA, LLC.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and BTIG, LLC. (3)
2.1

Agreement and Plan of Merger, dated February 10, 2023, by and among the Company, Refreshing, Pubco, Purchaser Merger Sub, Refreshing Merger Sub, our sponsor in the capacity as the Purchaser Representative and Ryan Wear in the capacity as the Seller Representative. (5)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental, as trustee. (3)
10.2	Registration Rights Agreement, dated December 8, 2021, by and among the Company, our sponsor and the other parties listed on the signature page thereto. (3)
10.3	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and our sponsor. (3)
10.4	Form of Indemnity Agreement. (2)
10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and our sponsor. (3)
10.6	Promissory Note, dated as of July 7, 2021, issued by the Company to our sponsor. (1)
10.7	Securities Subscription Agreement, dated as of July 7, 2021, between the Company and our sponsor. (1)
10.8	Letter Agreement, dated December 8, 2021, by and among the Company, our sponsor and the Company’s officers and directors. (3)
10.9	Form of Voting Agreement, dated February 10, 2023, by and among the Company, Refreshing, and the Sellers thereto. (5)
10.10	Form of Lock-Up Agreement, dated February 10, 2023, by and between the Company, our sponsor in the capacity as the Purchaser Representative and the shareholder of Refreshing party thereto. (5)
10.11	Form of Non-Competition and Non-Solicitation Agreement, dated February 10, 2023, by and among the Company, Refreshing, our sponsor and certain Refreshing executives party thereto. (5)
14	Code of Ethics. (2)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260713), filed with the SEC on November 3, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260713), filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	INTEGRATED WELLNESS ACQUISITION CORP

	By:	/s/ Steven Schapera
	Name:	Steven Schapera
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven Schapera	Chief Executive Officer and Director	March 31, 2023
Steven Schapera	(Principal Executive Officer)

/s/ Antonio Varano Della Vergiliana	Chairman of the Board	March 31, 2023
Antonio Varano Della Vergiliana

/s/ James MacPherson	Chief Financial Officer and Director	March 31, 2023
James MacPherson	(Principal Financial and Accounting Officer)

/s/ Robert Quandt	Chief Operating Officer and Director	March 31, 2023
Robert Quandt

/s/ Gael Forterre	Director	March 31, 2023
Gael Forterre

/s/ Scott Powell	Director	March 31, 2023
Scott Powell

/s/ Hadrien Forterre	Director	March 31, 2023
Hadrien Forterre