Form 10-Q
period 2023-03-31
Integrated Wellness Acquisition Corp
filed 2023-05-11
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41131

INTEGRATED WELLNESS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 N. Main Street, Suite 1 Florida, NY 10921
(Address of Principal Executive Offices, including zip code)
(845) 651-5039

(Registrant’s telephone number, including area code)

148 N Main Street Florida, NY 10921
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, there were 11,500,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (unaudited)	2
	Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three Months Ended March 31, 2023 and 2022 (unaudited)	3
	Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$110,646	$436,972
Prepaid expenses	300,344	365,545
Total Current Assets	410,990	802,517
Non-current assets:
Marketable securities held in Trust Account	121,408,036	118,992,274
Total Non-current Assets	121,408,036	118,992,274
TOTAL ASSETS	$121,819,026	$119,794,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$769,920	$212,784
Accounts payable	144,924	56,654
Due to related party	81,094	25,500
Promissory note – related party	1,150,000	—
Total Current Liabilities	2,145,938	294,938
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	6,170,938	4,319,938

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 11,500,000 shares issued and outstanding at redemption value	121,408,036	118,992,274

Stockholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(5,760,236)	(3,517,709)
Total Stockholders’ Deficit	(5,759,948)	(3,517,421)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$121,819,026	$119,794,791

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$118,394	$18,863
Accounting and legal expenses	699,453	79,472
Listing fees	21,250	22,589
Insurance expense	115,995	115,995
Advertising and marketing	137,237	2,765
Administrative expenses	198	1,285
Operating expenses	1,092,527	240,969
Loss from operations	(1,092,527)	(240,969)

Other income:
Earnings on marketable securities held in the Trust Account	806,553	11,780
Unrealized earnings on marketable securities held in Trust Account	459,209	—
Total other income	1,265,762	11,780
Net income (loss)	$173,235	$(229,189)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	11,500,000	11,500,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.05	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.16)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Accretion of Class A ordinary shares to redemption amount	—	2,415,762	—	—	—	(2,415,762)	(2,415,762)
Net income	—	—	—	—	—	173,235	173,235
Balance – March 31, 2023	11,500,000	$121,408,036	2,875,000	$288	$—	$(5,760,236)	$(5,759,948)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption amount	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)
Balance – March 31, 2022	11,500,000	$117,312,141	2,875,000	$288	$—	$(2,634,306)	$(2,634,018)

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$173,235	$(229,189)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized earnings on marketable securities held in Trust Account	(459,209)	(11,780)
Changes in operating assets and liabilities:
Prepaid expenses	65,201	(774,679)
Accounts payable and accrued expenses	645,406	(41,055)
Net cash provided by (used in) operating activities	424,633	(1,056,703)

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	(1,150,000)	—
Reinvestment of earnings in Trust Account	(806,553)	—
Net cash used in provided by investing activities	(1,956,553)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,150,000	—
Due to related party	55,594	—
Net cash provided by financing activities	1,205,594	—

Net Change in Cash	(326,326)	(1,056,703)
Cash – Beginning	436,972	1,760,884
Cash – Ending	$110,646	$704,181

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$2,415,762	$11,780

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Sponsor and Initial Financing

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the IPO was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000.

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

The Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (i) the Company’s completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Company’s Extension (as defined below).

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, Class A ordinary shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 3), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until 18 months from the closing of the IPO to complete a Business Combination (the “Combination Period”) (or up to 21 months from the closing of the IPO if the Company extends the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10) per public share) into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which the Company has to complete a Business Combination from March 13, 2023 to June 13, 2023 (the “Extension”). The Extension is the first of two three-month automatic extensions permitted under the Company’s governing documents and provides the Company with additional time to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of March 31, 2023 and December 31, 2022, the Company had $110,646 and $436,972 in cash, respectively, and working capital (deficit) of $(1,734,948) and $507,579, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2023 or December 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) provides a standard deposit insurance amount of $250,000 per depositor, per insured bank, for each account ownership category. At times, the Company had cash that exceeded the standard deposit insurance amount.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Extension payment. As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities. Dividend income is included in other income as earnings on marketable securities held in the Trust Account and accrued dividend income is included in other income as unrealized earnings on marketable securities held in the Trust Account on the statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of March 31, 2023 and December 31, 2022.

Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company has recorded $2,415,762 and $1,691,913 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

As of March 31, 2023, the Class A ordinary shares, classified as temporary equity in the balance sheets, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Re-measurement of Class A ordinary shares subject to possible redemption	2,415,762
Class A ordinary shares subject to possible redemption, March 31, 2023	$121,408,036

Net Income (Loss) Per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per Class B non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and Class B non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares.

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the three months ended March 31, 2023 and 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2023:

For the Three Months Ended
March 31, 2023
Net income	$173,235
Accretion of temporary equity to redemption value	(2,415,762)
Net loss including accretion of temporary equity to redemption value	$(2,242,527)

	For the Three Months Ended
	March 31, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,794,021)	$(448,506)
Allocation of accretion of temporary equity to redemption value	2,415,762	—
Allocation of net income (loss)	$621,741	$(448,506)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.05	$(0.16)

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2022:

For the Three Months Ended
March 31, 2022
Net loss from inception to date of initial public offering	$(229,189)
Accretion of temporary equity to redemption value	(11,780)
Net loss including accretion of temporary equity to redemption value	$(240,969)

	For the Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(192,775)	$(48,194)
Allocation of accretion of temporary equity to redemption value	11,780	—
Allocation of net loss	$(180,995)	$(48,194)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3 — RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Combination Period from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of March 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Sponsor has waived any payments under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Due to Related Party

As of March 31, 2023 and December 31, 2022, the Company owed the Sponsor $81,094 and $25,500, respectively, for payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, except for 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

NOTE 6 — FAIR VALUE MEASUREMENTS

At March 31, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $121,408,036 and $118,992,274, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following tables presents the fair value information, as of March 31, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$121,408,036	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$118,992,274	$—	$—

NOTE 7 — SUBSEQUENT EVENTS

On May 4, 2023, the Company filed a preliminary proxy statement regarding an extraordinary general meeting of shareholders (the “Meeting”) to be held on June 2, 2023. The purpose of the Meeting is to consider and vote upon proposals to (i) amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company would be required to consummate at business combination (the “Extension”) from June 13, 2023 to December 12, 2023 (the “Extension Amendment Proposal”), (ii) together with the Extension Amendment Proposal, amend the Company’s amended and restated memorandum and articles of association to permit our Board, in its sole discretion, to elect to wind up our operations on, or on an earlier date than December 13, 2023 (the “Liquidation Amendment Proposal”), and (iii) approve adjournment of the Meeting a) to a later date or dates if necessary, to permit further solicitation and vote of the proxies in the event there are insufficient votes for, or otherwise in connection with, the approval of any of the foregoing proposals; or b) sine die in the event that the holders of the public shares have elected to redeem an amount of shares such that if such redemptions were consummated the Company would not adhere to the continued listing requirements of the New York Stock Exchange, and in such event the Company will ask its shareholders to vote only upon the Adjournment Proposal and not on the Extension Amendment Proposal or Liquidation Amendment Proposal (the “Adjournment Proposal”).

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●may significantly dilute the equity interest of investors in our initial public offering, which dilution would further increase if the anti- dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●our inability to pay dividends on our Class A ordinary shares;
●using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been related to the Company’s formation, the initial public offering, and identifying a target for a Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of earnings on marketable securities held in the Trust Account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $173,235. The net income is comprised of formation and operating costs of $118,394, legal and accounting services of $699,453, listing fees of $21,250, insurance expense of $115,995, administrative expenses of $198, and advertising and marketing expense of $137,237, offset by unrealized earnings on marketable securities held in the Trust Account of $459,209 and earnings on marketable securities held in the Trust Account of $806,553.

For the three months ended March 31, 2022, we had a net loss of $229,189. The net loss is comprised of formation and operating costs of $18,863, legal and accounting services of $79,472, listing fees of $22,589, insurance expense of $115,995, administrative expenses of $1,285, and advertising and marketing expense of $2,765, offset by earnings on marketable securities held in the Trust Account of $11,780.

Liquidity, Capital Resources and Going Concern

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

A total of $117,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account maintained by Continental, acting as trustee (the “Trust Account”).

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

For the three months ended March 31, 2023, net cash provided by operating activities was $424,633. Net income of $173,235 was decreased by $459,209 of unrealized earnings on marketable securities held in the Trust Account and increased by $710,607 relating to changes in operating assets and liabilities.

For the three months ended March 31, 2022, net cash used in operating activities was $1,056,703. Net loss of $229,189 was adjusted by unrealized earnings on marketable securities held in the Trust Account of $11,780 and $815,734 changes in operating assets and liabilities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $121,408,036 (including approximately $2,498,827 of earnings, $459,209 of unrealized earnings, and a $1,150,000 deposit for the Extension payment) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2023, we had cash of $110,646 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete the business combination with Refreshing.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs to complete the business combination with Refreshing. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or an affiliate of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three months ended March 31, 2023, the Sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Combination Period from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of March 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of March 31, 2023.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness previously disclosed in our 2022 Annual Report on Form 10-K.

At December 31, 2022, a material weakness was identified related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process. This material weakness continues to exist as of March 31, 2023.

To remediate this material weakness, Chief Financial Officer performed, and will continue to perform, additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

Changes in Internal Control over Financial Reporting

Other than the above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

2.1

Agreement and Plan of Merger, dated as of February 10, 2023, by and among Integrated Wellness Acquisition Corp, Refreshing USA, LLC, IWAC Holdings Inc., IWAC Purchaser Merger Sub Inc., IWAC Company Merger Sub Inc., IWH Sponsor LP, in the capacity as the Purchaser Representative thereunder, and Ryan Wear, in the capacity as the Seller Representative thereunder (1)

10.1	Promissory Note, dated as of March 13, 2023. (2)
10.2	Form of Voting Agreement, dated as of February 10, 2023, by and among Integrated Wellness Acquisition Corp, Refreshing USA, LLC, and the Sellers thereto. (1)
10.3

Form of Lock-Up Agreement, dated as of February 10, 2023, by and between Integrated Wellness Acquisition Corp, IWH Sponsor LP, in the capacity as the Purchaser Representative and the shareholder of Refreshing party thereto. (1)

10.4

Form of Non-Competition and Non-Solicitation Agreement, dated as of February 10, 2023, by and among Integrated Wellness Acquisition Corp, Refreshing USA, LLC, IWH Sponsor LP and certain Refreshing executives party thereto. (1)

31.1*

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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED WELLNESS ACQUISITION CORP

Date: May 11, 2023	By:	/s/ James MacPherson
	Name:	James MacPherson
	Title:	Chief Financial Officer