Form 10-Q
period 2023-06-30
Integrated Wellness Acquisition Corp
filed 2023-08-21
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

148 N Main Street Florida, NY 10921
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	WEL.U	The New York Stock Exchange
Class A ordinary shares, par value $.0001 per share	WEL	The New York Stock Exchange
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	WEL.WS	The New York Stock Exchange

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

As of August 21, 2023, there were 5,391,272 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$11,196	$436,972
Prepaid expenses	136,055	365,545
Total Current Assets	147,251	802,517
Non-current assets:
Marketable securities held in Trust Account	57,819,115	118,992,274
Total Non-current Assets	57,819,115	118,992,274
TOTAL ASSETS	$57,966,366	$119,794,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,098,258	$212,784
Accounts payable	159,934	56,654
Due to related party	192,967	25,500
Promissory note – related party	1,310,000	—
Total Current Liabilities	2,761,159	294,938
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	6,786,159	4,319,938

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 5,391,272 and 11,500,000 shares issued and outstanding at redemption value as of June 30, 2023 and December 31, 2022, respectively	57,819,115	118,992,274

Stockholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 5,391,272 and 11,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,639,196)	(3,517,709)
Total Stockholders’ Deficit	(6,638,908)	(3,517,421)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$57,966,366	$119,794,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$125,755	$18,026	$244,149	$36,889
Accounting and legal expenses	438,096	30,792	1,137,549	110,264
Listing fees	21,250	110,268	42,500	132,857
Insurance expense	115,995	115,995	231,990	231,990
Advertising and marketing	17,751	726	154,989	3,491
Administrative expenses	113	1,617	311	2,902
Operating expenses	718,960	277,424	1,811,488	518,393
Loss from operations	(718,960)	(277,424)	(1,811,488)	(518,393)

Other income (expense):
Earnings on marketable securities held in the Trust Account	1,398,168	154,851	2,204,722	165,646
Unrealized (loss) gain on marketable securities held in Trust Account	(166,146)	—	293,063	985
Total other income	1,232,022	154,851	2,497,785	166,631
Net income (loss)	$513,062	$(122,573)	$686,297	$(351,762)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	9,620,391	11,500,000	10,555,003	11,500,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.07	$(0.01)	$0.13	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.07)	$(0.02)	$(0.23)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Accretion of Class A ordinary shares to redemption amount	—	2,415,762	—	—	—	(2,415,762)	(2,415,762)
Net income	—	—	—	—	—	173,235	173,235
Balance – March 31, 2023	11,500,000	121,408,036	2,875,000	288	—	(5,760,236)	(5,759,948)
Redemption of Class A ordinary shares	(6,108,728)	(64,980,943)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	1,392,022	—	—	—	(1,392,022)	(1,392,022)
Net income	—	—	—	—	—	513,062	513,062
Balance – June 30, 2023	5,391,272	$57,819,115	2,875,000	$288	$—	$(6,639,196)	$(6,638,908)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption amount	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)
Balance – March 31, 2022	11,500,000	117,312,141	2,875,000	288	—	(2,634,306)	(2,634,018)
Accretion of Class A ordinary shares to redemption amount	—	154,851	—	—	—	(154,851)	(154,851)
Net loss	—	—	—	—	—	(122,573)	(122,573)
Balance – June 30, 2022	11,500,000	$117,466,992	2,875,000	$288	$—	$(2,911,730)	$(2,911,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$686,297	$(351,762)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized earnings on marketable securities held in Trust Account	(293,063)	(985)
Changes in operating assets and liabilities:
Prepaid expenses	229,490	(583,629)
Accounts payable and accrued expenses	988,755	10,703
Due to related party	167,467	—
Accrued offering costs	—	(27,282)
Net cash provided by (used in) operating activities	1,778,946	(952,955)

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	(1,310,000)	—
Reinvestment of earnings in Trust Account	(2,204,722)	(165,646)
Proceeds from redemption of marketable securities held in Trust Account	64,980,943	—
Net cash provided by (used in) investing activities	61,466,221	(165,646)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,310,000	—
Payment of shareholder redemptions	(64,980,943)	—
Net cash used in financing activities	(63,670,943)	—

Net Change in Cash	(425,776)	(1,118,601)
Cash – Beginning	436,972	1,760,884
Cash – Ending	$11,196	$642,283

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,807,784	$166,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Integrated Wellness Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). IWAC Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company, was incorporated on January 20, 2023.

Sponsor and Initial Financing

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants and charged against additional paid-in capital and $6,519,382 were allocated to Class A ordinary shares subject to possible redemption reducing the initial carrying amount of such shares.

The Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (i) the Company’s completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Company’s Extension. As of August 18, 2023 the Sponsor has deposited an aggregate of $480,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Charter Extension (as defined below) (see Note 7).

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

The Company originally had until 18 months from the closing of the IPO to complete a Business Combination (or up to 21 months from the closing of the IPO if the Company extended the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10) per public share) into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which the Company has to complete a Business Combination from March 13, 2023 to June 13, 2023 (the “Initial Extension”). The Initial Extension was the first of two three-month automatic extensions permitted under the Company’s governing documents and provides the Company with additional time to complete a Business Combination. On June 2, 2023, the Company's shareholders voted to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company's board of directors (the "Board") in its sole discretion) (the "Termination Date") (the “Charter Extension”). If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Termination Date.

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the following proposals were considered by the shareholders of the Company (a) a proposal to amend by special resolution the Company's amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company's Board in its sole discretion) (the “Extension Amendment Proposal”); (b) a proposal to amend by special resolution the Company's amended and restated memorandum and articles of association to permit the Board, in its sole discretion, to elect to wind up the Company's operations on an earlier date than December 13, 2023 (the “Liquidation Amendment Proposal”); and (c) a proposal to approve by ordinary resolution the adjournment of the Meeting i) to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the foregoing proposals; or ii) sine die in the event that the holders of public shares elected to redeem an amount of shares in connection with the forgoing proposals such that if such redemptions were consummated, the Company would not adhere to the continued listing requirements of the New York Stock Exchange, and the Board therefore determines that approval of the Extension Amendment Proposal and the Liquidation Amendment Proposal is no longer in the best interests of the Company, and in such event the Company will ask its shareholders to vote only upon the Adjournment Proposal and not on the Extension Amendment Proposal or the Liquidation Amendment Proposal (the “Adjournment Proposal”). Shareholders approved the Extension Amendment Proposal and Liquidation Amendment Proposal. As there were sufficient votes at the time of the Meeting to approve each of the above proposals, the Adjournment Proposal was not presented to shareholders at the Meeting.

In connection with the Meeting, holders of 6,108,728 of the Company's Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $64,980,943 was removed from the Trust Account to pay such holders.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Termination Date. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by the Termination Date. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Termination Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share amount in the Trust Account, which was initially $10.20 per public share.

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

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc. (“Pubco”), a Delaware corporation and wholly-owned subsidiary of IWAC, IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), the Sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

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

Liquidity and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $11,196 and $436,972 in cash, respectively, and working capital (deficit) surplus of $(2,613,908) and $507,579, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, IWAC Holdings Inc. and are presented on a condensed consolidated basis.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2023 or December 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) provides a standard deposit insurance amount of $250,000 per depositor, per insured bank, for each account ownership category. At times, the Company had cash that exceeded the standard deposit insurance amount.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Extension payment. As of August 18, 2023 the Sponsor has deposited an aggregate of $480,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Charter Amendment (see Note 7). As of June 30, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities. Dividend income is included in other income as earnings on marketable securities held in the Trust Account and accrued dividend income is included in other income as unrealized earnings on marketable securities held in the Trust Account on the statements of operations.

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

The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of June 30, 2023 and December 31, 2022.

Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. In connection with the Meeting on June 2, 2023, holders of 6,108,728 Class A ordinary shares redeemed their shares for $64,980,943 in cash. The Company recorded this reduction during the three months ended June 30, 2023 to remeasure Class A ordinary shares subject to possible redemption to its redemption value. For the three and six months ended June 30, 2023, the Company recorded $1,392,022 and $3,807,784 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively. For the three and six months ended June 30, 2022, the Company recorded $154,851 and $11,780 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

As of June 30, 2023, the Class A ordinary shares, classified as temporary equity in the condensed consolidated balance sheets, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Re-measurement of Class A ordinary shares subject to possible redemption	2,415,762
Class A ordinary shares subject to possible redemption, March 31, 2023	121,408,036
Redemption of Class A ordinary shares subject to possible redemption	(64,980,943)
Re-measurement of Class A ordinary shares subject to possible redemption	1,392,022
Class A ordinary shares subject to possible redemption, June 30, 2023	$57,819,115

Net Income (Loss) Per Ordinary Share

The condensed consolidated statements of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per Class B non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and Class B non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares.

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using  the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the three and six months ended June 30, 2023 and 2022, reflective of the respective participation rights after shareholder redemptions.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three and six months ended June 30, 2023:

For the Three Months Ended
June 30, 2023
Net income	$513,062
Accretion of temporary equity to redemption value	(1,392,022)
Net loss including accretion of temporary equity to redemption value	$(878,960)

	For the Three Months Ended
	June 30, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(676,725)	$(202,235)
Allocation of accretion of temporary equity to redemption value	1,392,022	—
Allocation of net income (loss)	$715,297	$(202,235)

Denominator:
Weighted-average shares outstanding	9,620,391	2,875,000
Basic and diluted net income (loss) per share	$0.07	$(0.07)

For the Six Months Ended
June 30, 2023
Net income	$686,297
Accretion of temporary equity to redemption value	(3,807,784)
Net loss including accretion of temporary equity to redemption value	$(3,121,487)

	For the Six Months Ended
	June 30, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,453,262)	$(668,225)
Allocation of accretion of temporary equity to redemption value	3,807,784	—
Allocation of net income (loss)	$1,354,522	$(668,225)

Denominator:
Weighted-average shares outstanding	10,555,003	2,875,000
Basic and diluted net income (loss) per share	$0.13	$(0.23)

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three and six months ended June 30, 2022:

For the Three Months Ended
June 30, 2022
Net loss	$(122,573)
Accretion of temporary equity to redemption value	(154,851)
Net loss including accretion of temporary equity to redemption value	$(277,424)

	For the Three Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(221,939)	$(55,485)
Allocation of accretion of temporary equity to redemption value	154,851	—
Allocation of net loss	$(67,088)	$(55,485)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.02)

For the Six Months Ended
June 30, 2022
Net loss	$(351,762)
Accretion of temporary equity to redemption value	(166,631)
Net loss including accretion of temporary equity to redemption value	$(518,393)

	k
		For the Six Months Ended
		June 30, 2022
		Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity		$(414,715)	$(103,678)
Allocation of accretion of temporary equity to redemption value		166,631	—
Allocation of net loss		$(248,084)	$(103,678)

Denominator:
Weighted-average shares outstanding		11,500,000	2,875,000
Basic and diluted net loss per share		$(0.02)	$(0.04)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note — Related Party

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of June 30, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval of the extension of the date by which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $160,000 as of June 30, 2023 to pay for the first of up to six monthly extensions from June 13, 2023 to July 13, 2023. The Company made additional borrowings of $160,000 under the Extension Note on July 13, 2023 and on August 17, 2023, bringing the aggregate borrowings under the Extension note to $480,000 as of August 18, 2023.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023 and for the year ended December 31, 2022, the Sponsor has waived any payments under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Due to Related Party

As of June 30, 2023 and December 31, 2022, the Company owed the Sponsor $192,967 and $25,500, respectively, for payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the Meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, except for 5,391,272 and 11,500,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 — FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $57,819,115 and $118,992,274, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

The following tables presents the fair value information, as of June 30, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$57,819,115	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$118,992,274	$—	$—

NOTE 7 — SUBSEQUENT EVENTS

On July 13, 2023, the Sponsor deposited $160,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Company’s Charter Extension.

On August 17, 2023, the Sponsor deposited $160,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Company’s Charter Extension.

19

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

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc. (“Pubco”), a Delaware corporation and wholly-owned subsidiary of IWAC, IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), the Sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

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

For the three months ended June 30, 2023, we had net income of $513,062. Net income is comprised of formation and operating costs of $125,755, legal and accounting services of $438,096, listing fees of $21,250, insurance expense of $115,995, administrative expenses of $113, advertising and marketing expense of $17,751, and unrealized loss on marketable securities held in the Trust Account of $166,146 and earnings on marketable securities held in the Trust Account of $1,398,168.

For the six months ended June 30, 2023, we had net income of $686,297. Net income is comprised of formation and operating costs of $244,149, legal and accounting services of $1,137,549, listing fees of $42,500, insurance expense of $231,990, administrative expenses of $311, and advertising and marketing expense of $154,989, offset by unrealized earnings on marketable securities held in the Trust Account of $293,063 and earnings on marketable securities held in the Trust Account of $2,204,722.

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

For the six months ended June 30, 2023, net cash provided by operating activities was $1,611,479. Net income of $686,297 was decreased by $293,063 of unrealized earnings on marketable securities held in the Trust Account and increased by $1,218,245 relating to changes in operating assets and liabilities.

For the six months ended June, 2022, net cash used in operating activities was $1,118,601. Net loss of $351,762 was increased by unrealized earnings on marketable securities held in the Trust Account of $166,631 and $600,208 related to changes in operating assets and liabilities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $57,819,115 (including redemptions of $64,980,943, $2,204,722 of earnings, $293,063 of unrealized earnings, and $1,310,000 of deposit for Extension payments for the six months ended June 30, 2023) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2023, we had cash of $11,196 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete the business combination with Refreshing.

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

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three and six months ended June 30, 2023, the Sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of June 30, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $160,000 as of June 30, 2023 to pay for the first of six additional extensions from June 13, 2023 to July 13, 2023.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of June 30, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness previously disclosed in our 2022 Annual Report on Form 10-K.

At December 31, 2022, a material weakness was identified related to the fact that we had not yet designed and maintained effective controls relating to the financial statement close process. The material weakness identified relates to the fact that we had not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in our condensed consolidated statements of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market funds on the Trust Account within the cash flows from operating activities section on our condensed consolidated statement of cash flows. This material weakness continued to exist as of June 30, 2023.

To remediate this material weakness, our Chief Financial Officer performed, and will continue to perform, additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities – Not Applicable.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On June 2, 2023, at an extraordinary general meeting of our shareholders, our shareholders approved the Charter Extension. In connection with the shareholder vote to approve the Charter Extension, 6,108,728 Public Shares were redeemed at approximately $10.64 per share, resulting in a reduction of $64,980,943.32 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

(d)
Maximum
			(c) Total	number (or
			number of	approximate
			shares (or	dollar value)
			units)	of shares (or
			purchased	units) that
	(a) Total		as part of	may yet be
	number of	(b) Average	publicly	purchased
	shares (or	price paid	announced	under the
	units)	per share	plans or	plans or
Period	purchased	(or unit)	programs	programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	6,108,728	$10.64	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company (1)
10.1	Promissory Note Issued to IWH Sponsor, LP, dated June 7, 2023 (1)
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED WELLNESS ACQUISITION CORP

Date: August 21, 2023	By:	/s/ James MacPherson
	Name:	James MacPherson
	Title:	Chief Financial Officer