Form 10-Q
period 2023-09-30
Integrated Wellness Acquisition Corp
filed 2023-12-04
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of December 4, 2023, there were 5,391,272 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	2
	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$12,047	$436,972
Prepaid expenses	23,750	365,545
Total Current Assets	35,797	802,517
Non-current assets:
Marketable securities held in Trust Account	59,055,248	118,992,274
Total Non-current Assets	59,055,248	118,992,274
TOTAL ASSETS	$59,091,045	$119,794,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,267,239	$212,784
Accounts payable	265,956	56,654
Due to related party	218,568	25,500
Promissory note – related party	1,790,000	—
Total Current Liabilities	3,541,763	294,938
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	7,566,763	4,319,938

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 5,391,272 and 11,500,000 shares issued and outstanding at redemption value as of September 30, 2023 and December 31, 2022, respectively	59,055,248	118,992,274

Stockholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 5,391,272 and 11,500,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,531,254)	(3,517,709)
Total Shareholders’ Deficit	(7,530,966)	(3,517,421)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$59,091,045	$119,794,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$93,992	$15,052	$338,141	$51,941
Accounting and legal expenses	201,383	45,232	1,338,932	155,496
Listing fees	21,250	21,250	63,750	154,107
Insurance expense	88,555	115,995	320,545	347,985
Advertising and marketing	6,668	7,812	161,656	11,303
Administrative expenses	210	215	522	3,117
Operating expenses	412,058	205,556	2,223,546	723,949
Loss from operations	(412,058)	(205,556)	(2,223,546)	(723,949)

Other income (expense):
Earnings on marketable securities held in the Trust Account	797,857	315,343	3,002,579	480,989
Unrealized (loss) gain on marketable securities held in Trust Account	(41,724)	—	251,339	985
Total other income	756,133	315,343	3,253,918	481,974
Net income (loss)	$344,075	$109,787	$1,030,372	$(241,975)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	5,391,272	11,500,000	8,814,845	11,500,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.12	$0.01	$0.23	$(0.01)

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.11)	$(0.01)	$(0.34)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Accretion of Class A ordinary shares to redemption amount	—	2,415,762	—	—	—	(2,415,762)	(2,415,762)
Net income	—	—	—	—	—	173,235	173,235
Balance – March 31, 2023	11,500,000	121,408,036	2,875,000	288	—	(5,760,236)	(5,759,948)
Redemption of Class A ordinary shares	(6,108,728)	(64,980,943)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	1,392,022	—	—	—	(1,392,022)	(1,392,022)
Net income	—	—	—	—	—	513,062	513,062
Balance – June 30, 2023	5,391,272	57,819,115	2,875,000	288	—	(6,639,196)	(6,638,908)
Accretion of Class A ordinary shares to redemption amount	—	1,236,133	—	—	—	(1,236,133)	(1,236,133)
Net income	—	—	—	—	—	344,075	344,075
Balance – September 30, 2023	5,391,272	$59,055,248	2,875,000	$288	$—	$(7,531,254)	$(7,530,966)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption amount	—	11,780	—	—	—	(11,780)	(11,780)
Net loss	—	—	—	—	—	(229,189)	(229,189)
Balance – March 31, 2022	11,500,000	117,312,141	2,875,000	288	—	(2,634,306)	(2,634,018)
Accretion of Class A ordinary shares to redemption amount	—	154,851	—	—	—	(154,851)	(154,851)
Net loss	—	—	—	—	—	(122,573)	(122,573)
Balance –June 30, 2022	11,500,000	117,466,992	2,875,000	288	—	(2,911,730)	(2,911,442)
Accretion of Class A ordinary shares to redemption amount	—	315,343	—	—	—	(315,343)	(315,343)
Net income	—	—	—	—	—	109,787	109,787
Balance – September 30, 2022	11,500,000	$117,782,335	2,875,000	$288	$—	$(3,117,286)	$(3,116,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,030,372	$(241,975)
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	—	(480,989)
Unrealized earnings on marketable securities held in Trust Account	(251,339)	(985)
Changes in operating assets and liabilities:
Prepaid expenses	341,795	(488,884)
Accounts payable and accrued expenses	1,263,758	10,812
Due to related party	193,068	—
Accrued offering costs	—	(27,282)
Net cash provided by (used in) operating activities	2,577,654	(1,229,303)

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	(1,790,000)	—
Dividends received from earnings on Trust Account	—	315,343
Reinvestment of earnings in Trust Account	(3,002,579)	(315,343)
Proceeds from redemption of marketable securities held in Trust Account	64,980,943	—
Net cash provided by investing activities	60,188,364	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,790,000	—
Payment of shareholder redemptions	(64,980,943)	—
Net cash used in financing activities	(63,190,943)	—

Net Change in Cash	(424,925)	(1,229,303)
Cash – Beginning	436,972	1,760,884
Cash – Ending	$12,047	$531,581

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$5,043,917	$481,974

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

Sponsor and Initial Financing

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (i) the Company’s completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Company’s Extension. As of September 30, 2023 the Sponsor has made four deposits of $160,000 for an aggregate of $640,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Charter Extension (as defined below).

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

The Company originally had until 18 months from the closing of the IPO to complete a Business Combination (or up to 21 months from the closing of the IPO if the Company extended the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10) per public share) into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which the Company has to complete a Business Combination from March 13, 2023 to June 13, 2023 (the “Initial Extension”). The Initial Extension was the first of two three-month automatic extensions permitted under the Company’s governing documents and provides the Company with additional time to complete a Business Combination. On June 2, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company’s board of directors (the “Board”) in its sole discretion) (the “Termination Date”) (the “Charter Extension”). If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Termination Date.

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the following proposals were considered by the shareholders of the Company (a) a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company's Board in its sole discretion) (the “Extension Amendment Proposal”); (b) a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than December 13, 2023 (the “Liquidation Amendment Proposal”); and (c) a proposal to approve by ordinary resolution the adjournment of the Meeting i) to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the foregoing proposals; or ii) sine die in the event that the holders of public shares elected to redeem an amount of shares in connection with the forgoing proposals such that if such redemptions were consummated, the Company would not adhere to the continued listing requirements of the New York Stock Exchange, and the Board therefore determines that approval of the Extension Amendment Proposal and the Liquidation Amendment Proposal is no longer in the best interests of the Company, and in such event the Company will ask its shareholders to vote only upon the Adjournment Proposal and not on the Extension Amendment Proposal or the Liquidation Amendment Proposal (the “Adjournment Proposal”). Shareholders approved the Extension Amendment Proposal and Liquidation Amendment Proposal. As there were sufficient votes at the time of the Meeting to approve each of the above proposals, the Adjournment Proposal was not presented to shareholders at the Meeting.

In connection with the Meeting, holders of 6,108,728 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $64,980,943 was removed from the Trust Account to pay such holders.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the effective time, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, (ii) following the Domestication, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each ordinary share of the Company, par value $0.0001, outstanding immediately prior to the effective time shall automatically convert into one share of Pubco common stock and (b) each whole public warrant and each private placement warrant shall automatically convert into one Pubco warrant on substantially the same terms and conditions; and (iii) Refreshing Merger Sub will merge with and into Refreshing, with Refreshing continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which all Refreshing Units issued and outstanding immediately prior to the effective time will be converted into the right to receive the applicable portion of the merger consideration.

Pursuant to the terms of the Merger Agreement, the merger consideration to be delivered to the Sellers in connection with the transaction will be a number of newly-issued shares of Pubco common stock with an aggregate value equal to $160,000,000, subject to adjustments for Refreshing’s net working capital, closing debt (net of cash) and accrued but unpaid expenses related to the transaction.

On September 26, 2023, the Company notified Refreshing that the Company had elected to terminate the Merger Agreement, effective immediately, pursuant to Section 8.1(b) thereof, since conditions to the closing of the initial business combination were not satisfied or waived by the outside date of July 31, 2023. As a result, the Merger Agreement is of no further force and effect, with the exception of certain specified provisions in the Merger Agreement, which shall survive the Termination and remain in full force and effect in accordance with their respective terms.

Liquidity and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had $12,047 and $436,972 in cash, respectively, and working capital (deficit) surplus of $(3,505,966) and $507,579, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in Ukraine and in the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IWAC Holdings Inc. and are presented on a condensed consolidated basis.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2023 or December 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) provides a standard deposit insurance amount of $250,000 per depositor, per insured bank, for each account ownership category. At times, the Company had cash that exceeded the standard deposit insurance amount.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. On March 14, 2023, the Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Extension payment. As of September 30, 2023 the Sponsor has made four deposits of $160,000 for an aggregate of $640,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Charter Amendment. As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities. Dividend income is included in other income as earnings on marketable securities held in the Trust Account and accrued dividend income is included in other income as unrealized earnings on marketable securities held in the Trust Account on the condensed consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of September 30, 2023 and December 31, 2022.

Tax positions must initially be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. In connection with the Meeting on June 2, 2023, holders of 6,108,728 Class A ordinary shares redeemed their shares for $64,980,943 in cash. The Company recorded this reduction during the nine months ended September 30, 2023 to remeasure Class A ordinary shares subject to possible redemption to its redemption value. For the three and nine months ended September 30, 2023, the Company recorded $1,236,133 and $5,043,917 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively. For the three and nine months ended September 30, 2022, the Company recorded $315,343 and $481,974 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

As of September 30, 2023, the Class A ordinary shares, classified as temporary equity in the condensed consolidated balance sheets, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Re-measurement of Class A ordinary shares subject to possible redemption	2,415,762
Class A ordinary shares subject to possible redemption, March 31, 2023	121,408,036
Redemption of Class A ordinary shares subject to possible redemption	(64,980,943)
Re-measurement of Class A ordinary shares subject to possible redemption	1,392,022
Class A ordinary shares subject to possible redemption, June 30, 2023	57,819,115
Re-measurement of Class A ordinary shares subject to possible redemption	1,236,133
Class A ordinary shares subject to possible redemption, September 30, 2023	$59,055,248

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the three and nine months ended September 30, 2023 and 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three and nine months ended September 30, 2023:

For the Three Months Ended
September 30, 2023
Net income	$344,075
Accretion of temporary equity to redemption value	(1,236,133)
Net loss including accretion of temporary equity to redemption value	$(892,058)

	For the Three Months Ended
	September 30, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(581,801)	$(310,257)
Allocation of accretion of temporary equity to redemption value	1,236,133	—
Allocation of net income (loss)	$654,332	$(310,257)

Denominator:
Weighted-average shares outstanding	5,391,272	2,875,000
Basic and diluted net income (loss) per share	$0.12	$(0.11)

For the Nine Months Ended
September 30, 2023
Net income	$1,030,372
Accretion of temporary equity to redemption value	(5,043,917)
Net loss including accretion of temporary equity to redemption value	$(4,013,545)

	For the Nine Months Ended
	September 30, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,026,454)	$(987,091)
Allocation of accretion of temporary equity to redemption value	5,043,917	—
Allocation of net income (loss)	$2,017,463	$(987,091)

Denominator:
Weighted-average shares outstanding	8,814,845	2,875,000
Basic and diluted net income (loss) per share	$0.23	$(0.34)

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three and nine months ended September 30, 2022:

For the Three Months Ended
September 30, 2022
Net income	$109,787
Accretion of temporary equity to redemption value	(315,343)
Net loss including accretion of temporary equity to redemption value	$(205,556)

	For the Three Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(164,445)	$(41,111)
Allocation of accretion of temporary equity to redemption value	315,343	—
Allocation of net income (loss)	$150,898	$(41,111)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$0.01	$(0.01)

For the Nine Months Ended
September 30, 2022
Net loss	$(241,975)
Accretion of temporary equity to redemption value	(481,974)
Net loss including accretion of temporary equity to redemption value	$(723,949)

	For the Nine Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(579,160)	$(144,789)
Allocation of accretion of temporary equity to redemption value	481,974	—
Allocation of net loss	$(97,186)	$(144,789)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.05)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Promissory Note — Related Party

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of September 30, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval of the extension of the date by which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of September 30, 2023 to pay for four of up to six monthly extensions from June 13, 2023 to October 13, 2023.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023 and for the year ended December 31, 2022, the Sponsor has waived any payments under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company owed the Sponsor $218,568 and $25,500, respectively, for payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the Meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, except for 5,391,272 and 11,500,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 — FAIR VALUE MEASUREMENTS

At September 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $59,055,248 and $118,992,274, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

The following tables presents the fair value information, as of September 30, 2023 and December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$59,055,248	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$118,992,274	$—	$—

NOTE 7 — SUBSEQUENT EVENTS

In November 2023, the Sponsor or its designee deposited $160,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Company’s Charter Extension to extend the date by which the Company has to effect an initial business combination from June 13, 2023 to December 13, 2023.

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Sponsor and Sriram Associates, LLC (the “Acquirer”), pursuant to which, the Sponsor agreed to transfer to the Acquirer (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s Private Placement Warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, the Acquirer may, in its sole discretion, replace any new officers or directors to the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change, and the other transactions contemplated by the Purchase Agreement are referred to as the “Sponsor Handover”.

The consummation of the Sponsor Handover is subject to a number of conditions, including but not limited to, approval of the Transfer by the Company’s board of directors and Sponsor, payment by the Acquirer of the costs associated with the Company’s extensions through December 13, 2023, and assumption of certain vendor payables currently outstanding by the Company and future expenditures.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the effective time, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, (ii) following the Domestication, Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each ordinary share of the Company, par value $0.0001, outstanding immediately prior to the effective time shall automatically convert into one share of Pubco common stock and (b) each whole public warrant and each private placement warrant shall automatically convert into one Pubco warrant on substantially the same terms and conditions; and (iii) Refreshing Merger Sub will merge with and into Refreshing, with Refreshing continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which all Refreshing Units issued and outstanding immediately prior to the effective time will be converted into the right to receive the applicable portion of the merger consideration.

Pursuant to the terms of the Merger Agreement, the merger consideration to be delivered to the Sellers in connection with the transaction will be a number of newly-issued shares of Pubco common stock with an aggregate value equal to $160,000,000, subject to adjustments for Refreshing’s net working capital, closing debt (net of cash) and accrued but unpaid expenses related to the transaction.

On September 26, 2023, the Company notified Refreshing that the Company had elected to terminate the Merger Agreement, effective immediately, pursuant to Section 8.1(b) thereof, since conditions to the closing of the initial business combination were not satisfied or waived by the outside date of July 31, 2023. As a result, the Merger Agreement is of no further force and effect, with the exception of certain specified provisions in the Merger Agreement, which shall survive the Termination and remain in full force and effect in accordance with their respective terms.

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Sponsor and Sriram Associates, LLC (the “Acquirer”), pursuant to which, the Sponsor agreed to transfer to the Acquirer (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, the Acquirer may, in its sole discretion, replace any new officers or directors to the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change, and the other transactions contemplated by the Purchase Agreement are referred to as the “Sponsor Handover”.

The consummation of the Sponsor Handover is subject to a number of conditions, including but not limited to, approval of the Transfer by the Company’s board of directors and Sponsor, payment by the Acquirer of the costs associated with the Company’s extensions through December 13, 2023, and assumption of certain vendor payables currently outstanding by the Company and future expenditures.

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

For the three months ended September 30, 2023, we had net income of $344,075. Net income is comprised of earnings on marketable securities held in the Trust Account of $797,857, offset by formation and operating costs of $93,992, legal and accounting services of $201,383, listing fees of $21,250, insurance expense of $88,555, administrative expenses of $210, advertising and marketing expense of $6,668, and unrealized loss on marketable securities held in the Trust Account of $41,724.

For the nine months ended September 30, 2023, we had net income of $1,030,372. Net income is comprised of earnings on marketable securities held in the Trust Account of $3,002,579 and unrealized earnings on marketable securities held in the Trust Account of $251,339, offset by formation and operating costs of $338,141, legal and accounting services of $1,338,932, listing fees of $63,750, insurance expense of $320,545, administrative expenses of $522, and advertising and marketing expense of $161,656.

For the three months ended September 30, 2022, we had net income of $109,787. Net income is comprised of earnings on marketable securities held in the Trust Account of $315,343, offset by formation, general and administrative costs of $15,052, legal and accounting services of $45,232, listing fees of $21,250, insurance expense of $115,995, administrative expenses of $215, and advertising and marketing expense of $7,812.

For the nine months ended September 30, 2022, we had a net loss of $241,975. Net loss is comprised primarily of formation, general and administrative costs of $51,941, legal and accounting services of $155,496, listing fees of $154,107, insurance expense of $347,985, administrative expenses of $3,117, and advertising and marketing expense of $11,303, offset by earnings on marketable securities held in the Trust Account of $480,989 and unrealized gains on marketable securities held in the Trust Account of $985.

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

For the nine months ended September 30, 2023, net cash provided by operating activities was $2,577,654. Net income of $1,030,372 was decreased by $251,339 of unrealized earnings on marketable securities held in the Trust Account and increased by $1,798,621 relating to changes in operating assets and liabilities.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,229,303. Net loss of $241,975 was increased by realized and unrealized earnings on marketable securities held in the Trust Account of $481,974 and $505,354 related to changes in operating assets and liabilities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $59,055,248 (including redemptions of $64,980,943, $3,002,579 of earnings, $251,339 of unrealized earnings, and $1,790,000 of deposit for Extension payments for the nine months ended September 30, 2023) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2023, we had cash of $12,047 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete an initial business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs to complete an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the condensed consolidated financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or an affiliate of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three and nine months ended September 30, 2023, the Sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of September 30, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of September 30, 2023 to pay for four of six additional extensions from June 13, 2023 to October 13, 2023.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of September 30, 2023.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and in the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness previously disclosed in our 2022 Annual Report on Form 10-K.

At December 31, 2022, a material weakness was identified related to the fact that we had not yet designed and maintained effective controls relating to the financial statement close process. The material weakness identified relates to the fact that we had not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in our condensed consolidated statements of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market funds on the Trust Account within the cash flows from operating activities section on our condensed consolidated statement of cash flows. This material weakness continued to exist as of September 30, 2023.

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

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities – Not Applicable.

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

INTEGRATED WELLNESS ACQUISITION CORP

Date: December 4, 2023	By:	/s/ James MacPherson
	Name:	James MacPherson
	Title:	Chief Financial Officer