Form 10-K
period 2023-12-31
Integrated Wellness Acquisition Corp
filed 2024-04-02
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41131

INTEGRATED WELLNESS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 N. Main Street, Suite 1, Florida, New York	10921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 651-5039

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	WEL.U	The New York Stock Exchange
Class A ordinary shares, par value $.0001 per share	WEL	The New York Stock Exchange
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	WEL WS	The New York Stock Exchange

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2023, as reported on the New York Stock Exchange was $57,740,523.

As of April 1, 2024 there were 4,255,117 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

•our ability to complete an initial business combination;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

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

•the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•our financial performance.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

•“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the Company (as defined below) adopted prior to the consummation of our initial public offering (as defined below);

•“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•“ASU” are to the FASB Accounting Standards Update;

•“BDO” are to BDO USA, P.C., our independent registered public accounting firm;

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

•“FASB” are to the Financial Accounting Standards Board;

•“founder shares” are to our Class B ordinary shares initially issued to our prior sponsor (as defined below) in a private placement prior to our initial public offering and including those subsequently transferred to our officers and directors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

•“GAAP” are to the accounting principles generally accepted in the United States of America;

•“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•“initial public offering” are to the initial public offering that was consummated by the Company on December 13, 2021;

•“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including our prior sponsor and all of our officers and directors to the extent they hold such shares;

•“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•“management” or our “management team” are to our executive officers and directors;

•“NYSE” are to the New York Stock Exchange;

•“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

•“prior sponsor” are to IWH Sponsor LP, a Delaware limited partnership;

•“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•“private placement warrants” are to the warrants that were issued to our prior sponsor in the private placement;

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

•“SPACs” are to special purpose acquisition companies;

• “sponsor” are to Suntone Investment Pty Ltd , an Australian proprietary limited company;

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

v

PART I

Item 1. Business.

Overview

Integrated Wellness Acquisition Corp is a blank check company incorporated as a Cayman Island exempted company and formed for the purpose of effecting an initial business combination. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 6,850,000 warrants to our prior sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.

A total of $117,300,000 (equal to $10.20 per unit), comprised of $112,700,000 of the proceeds from our initial public offering and $4,600,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

Termination of Business Combination

On February 10, 2023, the Company entered into the merger agreement with Refreshing USA, LLC (“Refreshing”), Pubco, Purchaser Merger Sub, Refreshing Merger Sub, our prior sponsor in the capacity as the Purchaser Representative and Ryan Wear in the capacity as the Seller Representative (the “Merger Agreement”). Refreshing is a national provider of vending services to education, healthcare, business & industry, sports & leisure and corrections clients. It oversees multiple subsidiaries and businesses across the United States that operate vending assets and services and estimates that it serves hundreds of thousands of customers nationwide.

On September 26, 2023, the Company notified Refreshing that the Company had elected to terminate the Merger Agreement, effective immediately, pursuant to Section 8.1(b) thereof, since the conditions to the closing of the initial business combination were not satisfied or waived by the outside date of July 31, 2023 (the “Termination”). As a result, the Merger Agreement is of no further force and effect, with the exception of certain specified provisions in the Merger Agreement, which shall survive the Termination and remain in full force and effect in accordance with their respective terms. The Company and its sponsor intend to seek alternative ways to consummate an initial business combination.

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with IWH Sponsor LP, the Company’s prior sponsor, and Sriram Associates, LLC ( “Sriram”), pursuant to which, the prior sponsor agreed to transfer to Sriram or its designees (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, new persons were to be appointed officers and directors of the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change and the other transactions contemplated by the Purchase Agreement are hereinafter referred to as the “Sponsor Handover.”

On February 1, 2024, the Sponsor Handover was consummated (the “Closing”). Suntone Investment Pty Ltd, a designee and affiliate of Sriram, acquired the securities in the Transfer and has subsequently served as the sponsor of the Company.

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

Our Acquisition Criteria

Any evaluation relating to the merits of a particular initial business combination will be based, to the extent relevant, on factors and criteria that our management team may deem relevant. In evaluating a prospective target business, we conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

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

Furthermore, once a proposed business combination is completed, target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions and other strategic transactions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds available for a business combination in the amount of approximately $47,466,611 as of December 31, 2023, after payment of $4,025,000 of deferred underwriting fees but including the $7,567 of offering proceeds held outside the trust account as of December 31, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third-party financing will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $11.16 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set fourth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company (unless a greater vote is required by applicable law or stock exchange rules). In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Extension of Time to Complete Business Combination

We originally had 15 months from the consummation of our initial public offering, or until March 13, 2023, to consummate our initial business combination. However, as requested by our prior sponsor and as permitted under our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in March 2023 we extended the date by which we must consummate an initial business combination by an additional three months until June 13, 2023.

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “June Meeting”). At the June Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “First Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination until December 13, 2023.

On December 11, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December Meeting”). At the December Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional twelve months until December 13, 2024 or a total of 36 months from the consummation of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Under our current amended and restated memorandum and articles of association, we have until December 13, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by such time, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 13, 2024. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the deadline set forth in our amended and restated memorandum and articles of association (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, director nominee or any other person.

If we do not consummate an initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $7,567 held outside the trust account as of December 31, 2023, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, based on the amount in the trust account as of December 31, 2023 the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.13 (before taking into account the withdrawal of interest to pay taxes, if any, and of up to $100,000 to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.13. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, such liability will not be greater than the amount of funds from our trust account received by any such shareholder. As of December 31, 2023, the amount held outside the trust account was $7,567.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.13 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty and/or may have acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Human Capital

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Until we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any material cybersecurity incidents since our Initial Public Offering.

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

(b)Holders

On April 1, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 11, 2023, we held the December Meeting and our shareholders approved, among other things, the Second Charter Amendment, which extended the date by which we must consummate a business combination from December 13, 2023 to December 13, 2024 (or such earlier date as determined by the Board). In connection with the Second Charter Amendment, shareholders holding 1,136,155 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $12,644,094, or approximately $11.13 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

			(c) Total number of	(d) Maximum number
	(a) Total		shares (or units)	(or approximate dollar
	number of		purchased as part of	value) of shares (or units)
	shares (or units)	(b) Average price	publicly announced	that may yet be purchased
Period	purchased	paid per share (or unit)	plans or programs	under the plans or programs
October 1 – October 31, 2023	—	—	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	1,136,155	$11.13	—	—

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

The issuance of additional shares in connection with our initial business combination to the owners of the target or other investors:

•may significantly dilute the equity interest of investors in our initial public offering, which dilution would further increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•our inability to pay dividends on our Class A ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Refreshing Business Combination

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc. (“Pubco”), a Delaware corporation and wholly-owned subsidiary of IWAC, IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), our prior sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

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

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with IWH Sponsor LP, the Company’s prior sponsor, and Sriram Associates, LLC ( “Sriram”), pursuant to which, the prior sponsor agreed to transfer to Sriram or its designees (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, new persons were to be appointed officers and directors of the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change and the other transactions contemplated by the Purchase Agreement are hereinafter referred to as the “Sponsor Handover.” On February 1, 2024, the Sponsor Handover was consummated (the “Closing”). Suntone Investment Pty Ltd, a designee and affiliate of Sriram, acquired the securities in the Transfer and has subsequently served as the sponsor of the Company.

In connection with the Closing, the parties agreed to the changes to the Company’s management team and board of directors. New members of board of directors (the “Board”) and a new management team (comprising Suren Ajjarapu, Binson Lau, Matthew Malriat, John Zhong Chen, Yueh Eric Seto, Donald Fell and Michael Peterson (the “Director Designees”)) for the Company would be appointed by the existing Board (other than Suren Ajjarapu). Upon appointments, Michael Peterson, Donald Fell and John Zhong Chen will serve as members of the Company’s audit committee; upon appointments, Donald Fell, Michael Peterson and John Zhong Chen will serve as members of the Company’s compensation committee; upon appointments, John Zhong Chen, Michael Peterson and Donald Fell will serve as members of the Company’s nominating and corporate governance committee. The existing members of the Board and the existing management team (comprising Steven Schapera, Antonio Varano Della Vergiliana, James MacPherson, Robert Quandt, Gael Forterre, Scott Powell and Hadrien Forterre) agreed to resign, effective 10 days after the mailing of a Schedule 14F-1 (“Waiting Period”) filed by the Company on February 1, 2024.

On January 29, 2024, the Board of the Company appointed Suren Ajjarapu as a director of the Company, effective immediately. There are no family relationships between Mr. Ajjarapu and any director or executive officer of the Company. There are no transactions between the Company and Mr. Ajjarapu that are subject to disclosure under Item 404(a) of Regulation S-K.

On January 29, 2024, in addition to Suren Ajjarapu, the Board of the Company also appointed other Director Designees to serve as directors of the Company, effective upon the expiration of the Waiting Period of 14F-1.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been related to the Company’s formation, the initial public offering, and identifying a target for a business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividends earned on marketable securities held in the trust account and interest earned on cash held in the trust account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $1,491,456. Net income is comprised primarily of earnings on marketable securities held in the trust account of $3,877,306 and interest earned on cash held in the trust account of $112,069, offset by insurance expense amortization of $334,739, legal and accounting expenses of $1,528,977, listing fees of $85,000, formation and operating costs of $385,996, advertising and marketing expenses of $162,530 and administrative expenses of $677.

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

Liquidity, Capital Resources and Going Concern

On December 13, 2021, we consummated our initial public offering of 11,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 units, generating gross proceeds of $115,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 6,850,000 private placement warrants to our prior sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,850,000.

A total of $117,300,000 of the proceeds from our initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental, acting as trustee. On December 13, 2023, the Company transferred amounts held in the Trust Account from J.P. Morgan Chase Bank, N.A. to Morgan Stanley Smith Barney LLC. maintained by Continental, acting as trustee.

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

For the year ended December 31, 2023, net cash provided by operating activities was $3,220,499. Net income of $1,491,456 was decreased by earnings on marketable securities held in the trust account of $103,081, and offset by an increase of $1,832,124 in operating assets and liabilities.

For the year ended December 31, 2022, net cash used in operating activities was $37,262. Net income of $567,541 was adjusted by unrealized earnings on marketable securities held in the trust account of $379,763 and a $225,040 decrease in operating assets and liabilities.

As of December 31, 2023 and 2022, we had cash and marketable securities held in the trust account of $47,466,611 and $118,992,274, respectively (including redemptions of $77,625,038, dividend income of $3,877,306, interest income of $112,069, and $2,110,000 of deposits for extension payments for the year ending December 31, 2023 and dividend income of $1,312,150 and unrealized earnings on marketable securities held in trust account of $379,763 for the year ending December 31, 2022), consisting of cash and securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2023 and 2022, we had cash of $7,567 and $436,972 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the year ended December 31, 2023 and 2022, our sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Notes – Related Party

In March 2023, the prior sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the prior sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the prior sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of December 31, 2023 to pay for four of six additional extensions from June 13, 2023 to October 13, 2023. Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram paid for the final two extension deposits to extend the time which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023, contributing $320,000 to the Trust Account. The contributions by a designee and affiliate of Sriram are not under the Second Extension Note and instead are recorded as a liability on the consolidated balance sheets.

In December 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, the Company has not borrowed any amounts under the Third Extension Note.

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

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report as a result of the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows. This material weakness continues to exist as of December 31, 2023.

As of December 31, 2023, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls related to the accounting for complex transactions which resulted in an error in the classification of payments made under certain purchase agreements. Specifically, we incorrectly accounted for a purchase agreement whereby payments made on behalf of the company by parties to the agreement were presented as capital contributions prior to the consummation of the purchase agreement and should have been presented as a liability.

We have implemented a remediation plan which includes our Chief Financial Officer performing additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee of the trust account. We are developing a remediation plan which includes our Chief Financial Officer consulting with legal and account experts to review complex transactions, specifically newly executed agreements, and performing additional post-closing review procedures including review of the accounting for complex transactions and newly executed agreements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal control over financial reporting as of December 31, 2023.

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the above, there have been no changes to our internal control over financial reporting during the most recent quarter for the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Binson Lau	46	Chairman of the Board of Directors
Suren Ajjarapu	53	Chief Executive Officer and Director
Matthew Malriat	37	Chief Financial Officer and Director
Yueh Eric Seto	50	Director
Donald Fell	77	Director
Michael Peterson	60	Director
John Zhong Chen	63	Director

The experience of our directors and executive officers is as follows:

Binson Lau has served as our chairman of the board since February 2024. He has dealt with international manufacturers, retailers, and end-users in various industries for more than 10 years. He has a strong knowledge base in technology, grocery, farming, electronics, sports, commercial, consumer, and home products. Mr. Lau founded Btab Group Inc., an ecommerce company focusing on empowering small businesses, and served as its Chief Executive Officer and Chairman of the Board from November 2018 until the present. Since March 2023, Mr. Lau has served as Chief Executive Officer and Chairman of the Board of Btab Ecommerce Group, Inc. (OTC: BBTT), a holding company of five subsidiaries focusing on ecommerce, manufacturing and wholesale. Mr. Lau founded and has been serving as Chief Executive Officer and Director of Btab Group Australia, an ecommerce technology development company in Australia, since January 2015. He holds a bachelor’s degree in Commerce from Curtin University. We believe he is well qualified to serve on our board of directors due to his extensive experience in various industries.

Suren Ajjarapu, one of our directors since January 2024 and CEO since February 2024, has served as a director and Chief Executive Officer and Chairman of Semper Paratus Acquisition Corp since June 2023. In addition to his involvement with Semper Paratus Acquisition Corp, Mr. Ajjarapu has served as Chief Executive Officer and Chairman of PowerUp Acquisition Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023, Chief Executive Officer and Chairman of Kernel Group Holdings, Inc. (Nasdaq:KRNL), a special purpose acquisition company, since December 2022, and Chief Executive Officer and Chairman of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company, since March 2023. Mr. Ajjarapu currently serves Trxade Health, Inc. (Nasdaq: MEDS), a health services information technology company, as Chairman of the Board, Chief Executive Officer and Secretary and has served in these roles since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception in 2013. Mr. Ajjarapu is also currently serving as a director of Ocean Biomedical Inc. (Nasdaq: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), a biopharmaceutical company. Mr. Ajjarapu has also served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in the United States, since 2018 and as Chairman of the Board of Directors of Feeder Creek Group, Inc., a company involved in developing renewable natural gas sites in Iowa, since 2018. Mr. Ajjarapu was also a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwestern United States, from 2009 to 2012. We believe Mr. Ajjarapu’s management experience paired with his entrepreneurial skills and public company experience make him a valuable member of the management team and Board.

Matthew Malriat has served as our Chief Financial Officer and one of our directors since February 2024. Mr. Malriat is an active Certified Public Accountant (CPA) with over 10 years of experience in capital markets, corporate finance transactions, and audit services, including raising capital via IPOs, Special Purpose Acquisition Companies (SPACs), acquisitions and divestitures. He oversaw the SPAC mergers of Volta Inc. and Janus International Group, Inc., and after the mergers, he advised the new filers on SEC reporting and technical reporting matters as well including reviewing their financial statements. He has participated in various capacities on other similar transactions. Mr. Malriat’s transaction experience includes public and private transactions across a variety of end markets and product categories. He completed a secondment in Switzerland where he provided US GAAP and IFRS assurance and advisory services to public companies throughout Europe, Asia and the US. He is currently an audit contractor for Ernst & Young. Mr. Malriat holds both a B.S. in Accounting and Computer Science from West Chester University of Pennsylvania. We believe he is well qualified to serve on our board of directors due to his extensive experience in public and private transactions in a variety of industries.

Yueh Eric Seto has served as one of our directors since February 2024. He is a seasoned business professional with over 16 years of expertise in navigating complex legal landscapes. In 2014, he co-founded Morley Chow Seto, an award-winning law firm in Hong Kong. He holds the distinguished title of a Preeminent Professional in Hong Kong, as recognized by Doyle’s 2019 Guide. Mr. Seto received a Bachelor of Commerce Degree majoring in Accounting from the University of Western Australia in 1996. He was also admitted as a lawyer of the Supreme Court of Western Australia in 2018. We believe he is well qualified to serve on our board of directors due to his extensive experience in the legal space and his knowledge in securities laws.

Donald Fell has served as one of our directors since February 2024. He has a wealth of experience in the field of economics and business. Mr. Fell has served as a director of Semper Paratus Acquisition Corp since June 2023. Since March 2023, Mr. Fell has also served as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado, Springs. Mr. Fell also served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical Inc. (Nasdaq: OCEA) from 2021 to February 2023. Mr. Fell has served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (Nasdaq: KRNL) since December 2022 and TRxADE HEALTH, INC since January 2014, as well as a director of Trxade Nevada since December 2013– From 1995 - 2012, Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute. He has also served as visiting professor of economics at the University of LaRochelle, France, and as adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has conducted graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe. We believe he is well qualified to serve on our board of directors due to his extensive experience in working with public companies in a variety of industries.

Michael Peterson has served as one of our directors since February 2024. He has served as a director of Semper Paratus Acquisition Corp since June 2023. Since March 2023, Mr. Peterson has also served as a director of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company. Mr. Peterson has been serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. since April 2022. Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company that consummated a Business Combination in February 2023 and merged with Ocean Biomedical, Inc (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.) and continues to serve as an independent director of the merged company. Since December 2022, Mr. Peterson has also served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021. Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq: MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American: PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University. We believe he is well qualified to serve on our board of directors due to his extensive experience in working with public companies in a variety of industries.

John Zhong Chen has served as one of our directors since February 12, 2024. He is currently the Founder and Chief Executive Officer of Western Iron Ore Pty Ltd, an Australian exploration company that was established in 2010 with a sole focus on iron ore in the Pilbara region of Western Australia, a role he has served in since 2010. Since 2020 , Dr. Chen served as Chief Executive Officer of HealthRegen Pty Ltd, a biotechnology/pharmaceutical company developing next generation and proprietary best-in-class therapies for people with type 1 diabetes. Dr. Chen held position with DiabCure Pty Ltd as Chief Executive Officer, a biotechnology/pharmaceutical Company developing next generation and proprietary best-in-class therapies for people with type 2 diabetes since 2020. Since 2020, Dr. Chen served as Chief Executive Officer of Probiomin Pty Ltd, a company that was established to develop, manufacture and distribute the diabetes complementary (CM) products on the global scale. Dr. Chen held positions with the Macquarie University as a Research Assistant from 1988-1990 and as a Research Assistant at The University of Western Australia from 1990-1994. Dr. Chen served as Founder and Chief Executive Officer at White Swan Trading Company, a retailer and wholesaler from 1993-2012. He joined Aussie Credit Capital Pty Ltd, which is a Credit Provider with a Credit Provider license in 2006 as Founder and Director and worked there till 2012. Dr. Chen was Chief Executive Officer at Western Coal Ply Ltd from 2010-2014. From 2012 to 2015, he also served as Chief Executive Officer of Australian Mining Resources Service Pty Ltd. Dr. Chen earned a degree of Doctor of Philosophy from Macquarie University, Sydney, Australia. He also holds a Doctor of Philosophy (Geology) from The University of Western Australia, Perth, Australia. We believe he is well qualified to serve on our board of directors due to his extensive experience in working with public companies in a variety of industries.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Donald Fell and Matthew Malriat, will expire at our 2026 annual meeting of shareholders. The term of office of the second class of directors, consisting of Yueh Eric Seto and John Zhong Chen, will expire at our 2024 annual meeting of shareholders. The term of office of the third class of directors, consisting of Binson Lau, Suren Ajjarapu and Michael Peterson, will expire at our 2025 annual meeting of shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. Michael Peterson, Donald Fell and John Zhong Chen serve on our audit committee. Our board of directors has determined that Gael Forterre, Scott Powell and Antonio Varano Della Vergiliana are independent under the NYSE listing standards and applicable SEC rules. Michael Peterson serves as the Chairman of the audit committee.

Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate, and our board of directors has determined that Michael Peterson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

A copy of the charter of our audit committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and on our website at www.integratedwellnessholdings.com.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance committee are John Zhong Chen, Michael Peterson and Donald Fell, and John Zhong Chen serves as chairman of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors. Our board of directors has determined that John Zhong Chen, Michael Peterson and Donald Fell are independent under the NYSE listing standards.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Donald Fell, Michael Peterson and John Zhong Chen, and Donald Fell serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Donald Fell, Michael Peterson and John Zhong Chen are independent under the NYSE listing standards.

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

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,130,117 ordinary shares issued and outstanding as of April 1, 2024, consisting of (i) 4,255,117 Class A ordinary shares and (ii) 2,875,000 Class B ordinary shares. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares (2)		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Suntone Investment Pty Ltd (Sponsor)(3)	—	—	2,000,000	69.6%	28.1%
Suren Ajjarapu	—	—	12,500	*	*
Matthew Malriat	—	—	—	—	—
Binson Lau	—	—	—	—	—
John Zhong Chen	—	—	—	—	—
Yueh Eric Seto	—	—	—	—	—
Donald Fell	—	—	—	—	—
Michael Peterson	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	2,012,500	70%	28.2%

Other 5% Shareholders
IWH Sponsor LP (4)			862,500	30%	12.1%

First Trust Capital Management L.P. (5)	432,354	10.2%	—	—	6.1%
Alberta Investment Management Corporation (6)	300,000	7.05%	—	—	4.2%
Westchester Capital Management, LLC (7)	423,090	9.94%	—	—	5.9%
Wolverine Asset Management, LLC (8)	448,580	10.54%	—	—	6.3%
Shaolin Capital Management LLC (9)	232,200	5.46%	—	—	3.3%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Integrated Wellness Acquisition Corp, 59 N. Main Street, Suite 1, Florida, NY 10921.

(2)

Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. Class B Ordinary Shares otherwise have the same rights as Class A Ordinary Shares, except that prior to our initial business combination, only Class B Ordinary Shares have the right to vote in the election of directors.

(3)

The shares reported in this row are held of record by our Sponsor, Suntone Investment Pty Ltd, an Australian proprietary limited company. Jiang Hui Bao, the Chief Executive Officer of our Sponsor, may be deemed to have beneficial ownership of the securities held of record by our Sponsor but disclaims any such beneficial ownership except to the extent of her pecuniary interest therein.

(4)

The shares reported in this row are held of record by the prior sponsor, which is the record holder of 862,500 Class B Ordinary Shares. IWH Sponsor GP LLC is the general partner of the prior sponsor. Hadrien Forterre, Antonio Varano Della Vergiliana and Arcturus Holdings, LLC are the managing members of IWH Sponsor GP LLC. James MacPherson is the managing member of Arcturus Holdings, LLC. By virtue of these relationships, each of these entities and individuals may be deemed to share beneficial ownership of the securities held of record by the prior sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest therein.

(5)

According to a Schedule 13G/A jointly filed on January 10, 2024 by First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, specifically First Trust Multi-Strategy Fund and First Trust Merger Arbitrage Fund, (ii) Highland Capital Management Institutional Fund II, LLC and (iii) First Trust Alternative Opportunities Fund (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the reported Class A Ordinary Shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the Class A Ordinary Shares held in the Client Accounts. As of December 31, 2023, FTCM, FTCS and Sub GP collectively owned 432,354 Class A Ordinary Shares. FTCS and Sub GP may be deemed to control FTCM and therefore may also be deemed to be beneficial owners of the reported Class A Ordinary Shares. Those shares held by FTCM, FTCS and Sub GP were reported as of January 10, 2024, as stated in the Schedule 13G/A. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(6)

According to a Schedule 13G filed on February 12, 2024 by Alberta Investment Management Corporation (“Alberta”), which provides investment management services for a diverse group of Alberta public sector clients, including Alberta public sector pension plans and provincial endowment funds. The business address of the holder is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

(7)

According to a Schedule 13G jointly filed on February 14, 2024 by the following (each, a “Reporting Person,” and collectively, the “Reporting Persons”): Westchester Capital Management, LLC (“Westchester”), Virtus Investment Advisers, Inc. (“Virtus”), and The Merger Fund (“MF”). Virtus, a registered investment adviser, serves as the investment adviser to MF. Westchester, a registered investment adviser, serves as sub-advisor to MF. MF directly holds Company’s Class A ordinary shares for the benefit of certain investors. Roy Behren and Michael T. Shannon each serve as Co-Presidents of Westchester. The business address of Westchester is 100 Summit Drive, Valhalla, NY 10595; the business address of Virtus is One Financial Plaza, Hartford, CT 06103 and the business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.

(8)

According to a Schedule 13G jointly filed on February 8, 2024 by Wolverine Asset Management, LLC (“WAM”), Wolverine Holdings, L.P. (“Wolverine Holdings”), Wolverine Trading Partners, Inc. (“WTP”), Robert R. Bellick and Christopher L. Gust. Wolverine Asset Management, LLC (“WAM”) is an investment adviser, the sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”), and Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”) which is the general partner of Wolverine Holdings, and as such, each of them has voting and disposition power over the Class A ordinary shares. The business address of each of WAM, Wolverine Holdings, WTP, Robert R. Bellick and Christopher L. Gust is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(9)

According to a Schedule 13G filed on February 22, 2024 by Shaolin Capital Management LLC. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2021, our prior sponsor paid $25,000 to cover certain expenses on our behalf in consideration for 2,875,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. Up to 375,000 founder shares were subject to forfeiture by our prior sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Due to the underwriters’ option to exercise in full its over-allotment at the initial public offering, no founder shares remain subject to forfeiture and our prior sponsor currently holds 12.1% of our issued and outstanding ordinary shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our prior sponsor purchased an aggregate of 6,850,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may be subject to certain transfer restrictions contained in the letter agreement by and among the Company, our prior sponsor and any other parties thereto, as amended from time to time, including that any permitted transferees must enter into a written agreement with the Company agreeing to be bound by the transfer restrictions contained in such letter agreement.

In July 2021, we issued an unsecured promissory note to our prior sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest and payable on the earlier of March 31, 2022 and the consummation of our initial public offering. On December 13, 2021, the date of the consummation of our initial public offering, we repaid our prior sponsor in full for the $208,721 outstanding under the Promissory Note.

In March 2023, we issued an unsecured promissory note to our prior sponsor (the “Extension Note”) in connection with the extension payment made by the prior sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, we issued an additional unsecured promissory note to the prior sponsor (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of December 31, 2023.

In December 2023, we issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s termination date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, the Company has not borrowed any amounts under the Third Extension Note.

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

We currently maintain our executive offices at 59 N. Main Street, Suite 1, Florida, New York 10921. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE until the completion of our initial business combination or our liquidation. The sponsor has waived payments of the $10,000 per month fee.

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

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with IWH Sponsor LP, the Company’s prior sponsor, and Sriram Associates, LLC ( “Sriram”), pursuant to which, the prior sponsor agreed to transfer to Sriram or its designees (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, new persons were to be appointed officers and directors of the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change and the other transactions contemplated by the Purchase Agreement are hereinafter referred to as the “Sponsor Handover.”

On February 1, 2024, the Sponsor Handover was consummated (the “Closing”). Suntone Investment Pty Ltd, a designee and affiliate of Sriram, acquired the securities in the Transfer and has subsequently served as the sponsor of the Company.

Director Independence

NYSE listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that satisfies the applicable objective standards set forth in the listing rules and that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of John Zhong Chen, Yueh Eric Seto, Donald Fell and Michael Peterson is an independent director under applicable SEC and the NYSE listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10 - Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $199,540 and $179,488, respectively. The above amounts include interim procedures and audit fees, S-4 filing fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022 we did not pay BDO any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

We did not pay BDO for any other services for the years ended December 31, 2023 and 2022.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC’s website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at the Company’s option.

INTEGRATED WELLNESS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Integrated Wellness Acquisition Corp

Florida, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated Wellness Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash to sustain its operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, New York

April 1, 2024

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$7,567	$436,972
Prepaid expenses	—	365,545
Total Current Assets	7,567	802,517
Non-current Assets
Cash held in Trust Account	47,466,611	—
Marketable securities held in Trust Account	—	118,992,274
Total Non-current Assets	47,466,611	118,992,274
TOTAL ASSETS	$47,474,178	$119,794,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,179,943	$212,784
Account payable	348,345	56,654
Due to related party	233,229	25,500
Due to suntone	556,390	—
Promissory note – related party	1,790,000	—
Total Current Liabilities	4,107,907	294,938
Non-current Liabilities
Deferred underwriting commissions	4,025,000	4,025,000
Total Non-current Liabilities	4,025,000	4,025,000
Total Liabilities	8,132,907	4,319,938

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 4,255,117 and 11,500,000 shares issued and outstanding at redemption value as of December 31, 2023 and 2022	47,466,611	118,992,274

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 4,255,117 and 11,500,000 shares subject to possible redemption as of December 31, 2023 and 2022)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(8,125,628)	(3,517,709)
Total Shareholders’ Deficit	(8,125,340)	(3,517,421)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$47,474,178	$119,794,791

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2023	2022
Formation and operating costs	$385,996	$72,777
Accounting and legal expenses	1,528,977	397,266
Listing fees	85,000	175,357
Insurance expense	334,739	463,980
Advertising and marketing expenses	162,530	12,233
Administrative expenses	677	2,759
Operating expenses	2,497,919	1,124,372
Loss from operations	(2,497,919)	(1,124,372)

Other income:
Earnings on marketable securities held in Trust Account	3,877,306	1,312,150
Interest earned on cash held in Trust Account	112,069	—
Unrealized earnings on marketable securities held in Trust Account	—	379,763
Total other income	3,989,375	1,691,913
Net income	$1,491,456	$567,541

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	7,914,564	11,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.34	$0.07

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.43)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Redemption of Class A ordinary shares	(7,244,883)	(77,625,038)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	6,099,375	—	—	—	(6,099,375)	(6,099,375)
Net income	—	—	—	—	—	1,491,456	1,491,456
Balance as of December 31, 2023	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	11,500,000	$117,300,361	2,875,000	$288	$—	$(2,393,337)	$(2,393,049)
Accretion of Class A ordinary shares to redemption amount	—	1,691,913	—	—	—	(1,691,913)	(1,691,913)
Net income	—	—	—	—	—	567,541	567,541
Balance as of December 31, 2022	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,491,456	$567,541
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized earnings on marketable securities held in Trust Account	—	(379,763)
Earnings on marketable securities held in Trust Account	(103,081)	—
Changes in current assets and current liabilities:
Prepaid expenses	365,545	(350,195)
Accounts payable and accrued expenses	1,258,850	177,938
Due to related party	207,729	—
Accrued offering costs	—	(52,783)
Net cash provided by (used in) operating activities	3,220,499	(37,262)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(160,000)	—
Reinvestment of earnings on Trust Account	(3,774,225)	(1,312,150)
Purchase of marketable securities in Trust Account	(1,950,000)	—
Proceeds from redemption of cash and marketable securities held in Trust Account	124,979,580	—
Net cash provided by (used in) investing activities	119,095,355	(1,312,150)

Cash Flows from Financing Activities:
Payment of shareholder redemptions	(77,625,038)	—
Proceeds from promissory note – related party	1,790,000	—
Payments and deposits made by Suntone	556,390	—
Payment made by Sponsor on behalf of the Company	—	25,500
Net cash (used in) provided by financing activities	(75,278,648)	25,500

Net Change in Cash and Cash held in Trust Account	47,037,206	(1,323,912)
Cash held in bank – Beginning	436,972	1,760,884
Total cash and cash held in Trust Account – Ending	$47,474,178	$436,972

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$6,099,375	$1,691,913
Due to suntone	$566,390	—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sponsor and Initial Financing

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Public Share and one-half of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share as a price of $11.50 per share, subject to adjustment (see Note 5).

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,850,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IWH Sponsor LP (the “Sponsor”), generating proceeds of $6,850,000, which is described in Note 3.

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

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with IWH Sponsor LP, the Company’s prior sponsor, and Sriram Associates, LLC ( “Sriram”), pursuant to which, the prior sponsor agreed to transfer to Sriram or its designees (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, new persons were to be appointed officers and directors of the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change and the other transactions contemplated by the Purchase Agreement are hereinafter referred to as the “Sponsor Handover.”

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly payments of $160,000 which the Sponsor must deposit into the Company’s Trust Account (as defined below), (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii)

satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of December 31, 2023, a designee and affiliate of Sriram has paid $556,390 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

On February 1, 2024, the Sponsor Handover was consummated (the “Closing”). Suntone Investment Pty Ltd (“Suntone”), a designee and affiliate of Sriram, acquired the securities in the Transfer and has subsequently served as the sponsor of the Company.

In connection with the Closing, the parties agreed to the changes to the Company’s management team and board of directors. New members of board of directors (the “Board”) and a new management team (comprising Suren Ajjarapu, Binson Lau, Matthew Malriat, John Zhong Chen, Yueh Eric Seto, Donald Fell and Michael Peterson (the “Director Designees”)) for the Company would be appointed by the existing Board (other than Suren Ajjarapu). Upon appointments, Michael Peterson, Donald Fell and John Zhong Chen will serve as members of the Company’s audit committee; upon appointments, Donald Fell, Michael Peterson and John Zhong Chen will serve as members of the Company’s compensation committee; upon appointments, John Zhong Chen, Michael Peterson and Donald Fell will serve as members of the Company’s nominating and corporate governance committee. The existing members of the Board and the existing management team (comprising Steven Schapera, Antonio Varano Della Vergiliana, James MacPherson, Robert Quandt, Gael Forterre, Scott Powell and Hadrien Forterre) agreed to resign.

On January 29, 2024, the Board of the Company appointed Suren Ajjarapu as a director of the Company, effective immediately.

On January 29, 2024, in addition to Suren Ajjarapu, the Board of the Company also appointed other Director Designees as directors of the Company, effective on February 12, 2024.

The Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is not permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earlier of: (i) the Company’s completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On March 14, 2023, the prior sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders in connection with the Company’s Initial Extension. As of December 31, 2023 the prior sponsor and Sponsor has made six deposits of $160,000 for an aggregate of $960,000 (representing approximately $0.03 per remaining public share) into the Trust Account for its public shareholders in connection with the Charter Extension (as defined below).

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, Class A ordinary shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Amended and Restated Memorandum and Articles of Association of the Company provides that only Public Shares and not any Founder Shares are entitled to redemption rights. In addition, each Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company originally had until 18 months from the closing of the IPO to complete a Business Combination (or up to 21 months from the closing of the IPO if the Company extended the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. On March 14, 2023, the Sponsor deposited $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which the Company has to complete a Business Combination from March 13, 2023 to June 13, 2023 (the “Initial Extension”). The Initial Extension was the first of two three-month automatic extensions permitted under the Company’s governing documents and provided the Company with additional time to complete a Business Combination. On June 2, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company’s board of directors (the “Board”) in its sole discretion) (the “Charter Extension”).

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders of the Company approved, among other things, a proposal by special resolution to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023.

In connection with the Meeting, holders of 6,108,728 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $64,980,943 was removed from the Trust Account to pay such holders.

On December 11, 2023, the Company held an extraordinary general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders of the Company approved, among other things, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024 (the “Combination Period”)

In connection with the December Meeting, holders of 1,136,155 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $12,644,095 was removed from the Trust Account to pay such holders.

If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the Termination Date.

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

Going Concern

As of December 31, 2023, the Company had $7,567 in cash and a working capital deficit of $4,100,340. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in Ukraine and in the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IWAC Holdings Inc. and are presented on a consolidated basis.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2023 or 2022.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of December 31, 2023, substantially all of the assets were held in cash deposits. As of December 31, 2022, substantially all of the assets in the Trust Account were held in marketable securities. Dividend income is included in other income as earnings on marketable securities held in the Trust Account, interest income is included in other income as interest earned on cash held in the Trust Account, and accrued dividend income is included in other income as unrealized earnings on marketable securities held in the Trust Account on the consolidated statements of operations.

Offering Costs Associated with IPO

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to ordinary shares subject to possible redemption and to additional paid-in-capital based on the relative value of the Class A ordinary shares subject to possible redemption and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 13, 2021, offering costs totaled $6,822,078, consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $497,078 of offering costs. Of these amounts, $302,696 was allocated to the Public Warrants and charged against additional paid-in capital and $6,519,382 were allocated to the Class A ordinary shares reducing the initial carrying amount of such shares.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial as of December 31, 2023 and 2022.

Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 13, 2021, the Company recorded an accretion of $13,921,932, $11,674,566 of which was recorded in additional paid-in capital and $2,247,366 was recorded in accumulated deficit. For the year ended December 31, 2023 and 2022, the Company has recorded $6,099,375 and $1,691,913 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

As of December 31, 2023, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Redemption of Class A ordinary shares subject to possible redemption	(77,625,038)
Re-measurement of Class A ordinary shares subject to possible redemption	6,099,375
Class A ordinary shares subject to possible redemption, December 31, 2023	$47,466,611

Net Income (Loss) Per Ordinary Share

The consolidated statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both classes of shares.

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average number of shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the year ended December 31, 2023 and 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2023:

For the Year Ended
December 31, 2023
Net income	$1,491,456
Accretion of temporary equity to redemption value	(6,099,375)
Net loss including accretion of temporary equity to redemption value	$(4,607,919)

	For the Year Ended
	December 31, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,380,087)	$(1,227,832)
Allocation of accretion of temporary equity to redemption value	6,099,375	—
Allocation of net income (loss)	$2,719,288	$(1,227,832)

Denominator:
Weighted-average shares outstanding	7,914,564	2,875,000
Basic and diluted net income (loss) per share	$0.34	$(0.43)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2022:

For the Year Ended
December 31, 2022
Net income	$567,541
Accretion of temporary equity to redemption value	(1,691,913)
Net loss including accretion of temporary equity to redemption value	$(1,124,372)

	For the Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(899,497)	$(224,875)
Allocation of accretion of temporary equity to redemption value	1,691,913	—
Allocation of net income (loss)	$792,416	$(224,875)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.07	$(0.08)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,850,000 in the aggregate). Each Private Placement Warrant is exercisable for one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 5). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 4 — RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

In March 2023, the Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval of the extension of the date by which the Company must consummate an initial Business Combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the Business Combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company had borrowed $640,000 as of December 31, 2023 to pay for four of up to six monthly extensions from June 13, 2023 to October 13, 2023. Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram contributed $320,000 to the Trust Account for the final two extension deposits to extend the time which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023. The contributions made by a designee and affiliate of Sriram are not under the Second Extension Note and instead are recorded a liability on the consolidated balance sheets.

On December 13, 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which the Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, the Company has not borrowed any amounts under the Third Extension Note.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Sponsor waived any payments under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Due to Related Party

As of December 31, 2023 and 2022, the Company owes the Sponsor $233,229 and $25,500, respectively, for cash transfers to pay for outstanding liabilities and payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

NOTE 5 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholders meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. Accordingly, at December 31, 2023 and 2022, there were 4,255,117 and 11,500,000 Class A ordinary shares issued and outstanding subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Due to Suntone

Suntone, a designee and affiliate of Sriram, paid $556,390 for the Company’s outstanding obligations and deposits into the Trust Account. The Company recorded these amounts as a liability on the consolidated balance sheets as the Sponsor Handover was not consummated as of December 31, 2023.

NOTE 7 — FAIR VALUE MEASUREMENTS

At December 31, 2023 and 2022, the Company’s marketable securities held in the Trust Account were valued at $0 and $118,992,274, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. As of December 31, 2023, cash held in the Trust Account is held in a demand deposit account in a bank and its carrying value approximates its fair value.

The following tables presents the fair value information, as of December 31, 2023 and 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy. The Company did not have any financial assets measured at fair value on a recurring basis as of December 31, 2023.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Marketable Securities held in Trust Account	$118,992,274	$—	$—

NOTE 8 — SUBSEQUENT EVENTS

On January 29, 2024, the Board of the Company appointed Suren Ajjarapu as a director of the Company, effective immediately.

On February 1, 2024, the Company and Sriram consummated the closing of the Purchase Agreement. In connection with the Closing, the parties agreed to the appointment of members to the board of directors (the “Board”) and new management team (comprised of Suren Ajjarapu, Binson Lau, Matthew Malriat, John Zhong Chen, Yueh Eric Seto, Donald Fell and Michael Peterson

(the “Director Designees”)). The existing members of the Board and the existing management team (comprising Steven Schapera, Antonio Varano Della Vergiliana, James MacPherson, Robert Quandt, Gael Forterre, Scott Powell and Hadrien Forterre) agreed to resign, as of February 12, 2024.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and BTIG, LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. (5)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental, as trustee. (3)
10.2	Registration Rights Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the other parties listed on the signature page thereto. (3)
10.3	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.4	Form of Indemnity Agreement. (2)
10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.6	Promissory Note, dated as of July 7, 2021, issued by the Company to IWH Sponsor LP. (1)
10.7	Securities Subscription Agreement, dated as of July 7, 2021, between the Company and IWH Sponsor LP. (1)
10.8	Letter Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the Company’s officers and directors. (3)
10.9	Promissory Note Issued to Sriram Associates, LLC, dated December 13, 2023 (5)
10.10	Purchase Agreement, dated as of November 8, 2023, by and among the Company, IWH Sponsor LP and Sriram Associates, LLC (6)
14	Code of Ethics. (2)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97*	Executive Compensation Clawback Policy adopted as of November 30, 2023
99.1*	Charter of the Compensation Committee (amended)
99.2*	Charter of the Audit Committee (amended)
99.3*	Charter of Nominating and Corporate Governance Committee
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260713), filed with the SEC on November 3, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260713), filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	INTEGRATED WELLNESS ACQUISITION CORP

	By:	/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Suren Ajjarapu	Chief Executive Officer and Director	April 1, 2024
Suren Ajjarapu	(Principal Executive Officer)

/s/ Binson Lau	Chairman of the Board	April 1, 2024
Binson Lau

/s/ Matthew Malriat	Chief Financial Officer and Director	April 1, 2024
Matthew Malriat	(Principal Financial and Accounting Officer)

/s/ Yueh Eric Seto	Director	April 1, 2024
Yueh Eric Seto

/s/ Donald Fell	Director	April 1, 2024
Donald Fell

/s/ Michael Peterson	Director	April 1, 2024
Michael Peterson

/s/ John Zhong Chen	Director	April 1, 2024
John Zhong Chen