Form 10-Q
period 2024-03-31
Integrated Wellness Acquisition Corp
filed 2024-05-17
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 17, 2024, there were 4,255,117 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three Months Ended March 31, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$7,410	$7,567
Prepaid expenses	36,944	—
Total Current Assets	44,354	7,567
Non-current assets:
Cash held in Trust Account	48,490,095	47,466,611
Total Non-current Assets	48,490,095	47,466,611
TOTAL ASSETS	$48,534,449	$47,474,178

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,279,416	$1,179,943
Accounts payable	387,728	348,345
Due to related party	233,229	233,229
Due to Suntone	1,244,935	556,390
Promissory note – related party	1,790,000	1,790,000
Total Current Liabilities	4,935,308	4,107,907
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	8,960,308	8,132,907

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,255,117 shares issued and outstanding at redemption value of $11.40 and $11.12 per share as of March 31, 2024 and December 31, 2023, respectively	48,490,095	47,466,611

Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; no shares issued and outstanding (excluding 4,255,117 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(8,916,242)	(8,125,628)
Total Shareholders’ Deficit	(8,915,954)	(8,125,340)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$48,534,449	$47,474,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Formation and operating costs	$46,468	$118,394
Accounting and legal expenses	185,507	699,453
Listing fees	21,250	21,250
Insurance expense	18,862	115,995
Advertising and marketing	18,369	137,237
Administrative expenses – related party	270,000	—
Administrative expenses	158	198
Total operating expenses	560,614	1,092,527
Loss from operations	(560,614)	(1,092,527)

Other income:
Interest earned on cash held in Trust Account	523,484	—
Earnings on marketable securities held in the Trust Account	—	806,553
Unrealized gain on marketable securities held in Trust Account	—	459,209
Total other income	523,484	1,265,762
Net (loss) income	$(37,130)	$173,235

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	4,255,117	11,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.05

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.15)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)
Sponsor waiver of administrative services fee	—	—	—	—	270,000	—	270,000
Accretion of Class A ordinary shares to redemption amount	—	1,023,484	—	—	(270,000)	(753,484)	(1,023,484)
Net loss	—	—	—	—	—	(37,130)	(37,130)
Balance – March 31, 2024	4,255,117	$48,490,095	2,875,000	$288	$—	$(8,916,242)	$(8,915,954)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Accretion of Class A ordinary shares to redemption amount	—	2,415,762	—	—	—	(2,415,762)	(2,415,762)
Net income	—	—	—	—	—	173,235	173,235
Balance – March 31, 2023	11,500,000	$121,408,036	2,875,000	$288	$—	$(5,760,236)	$(5,759,948)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(37,130)	$173,235
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized earnings on marketable securities held in Trust Account	—	(459,209)
Sponsor waiver of administrative services fee	270,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,944)	65,201
Accounts payable and accrued expenses	138,856	645,406
Net cash provided by operating activities	334,782	424,633

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	—	(1,150,000)
Reinvestment of earnings in Trust Account	—	(806,553)
Net cash used in investing activities	—	(1,956,553)

Cash Flows from Financing Activities:
Payments and deposits made by Suntone	688,545	—
Proceeds from promissory note – related party	—	1,150,000
Due to related party	—	55,594
Net cash provided by financing activities	688,545	1,205,594

Net Change in Cash and Cash held in Trust Account (1)	1,023,327	(326,326)
Cash and cash held in Trust Account – Beginning (1)	47,474,178	436,972
Cash and cash held in Trust Account – Ending (1)	$48,497,505	$110,646

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,023,484	$2,415,762
(1)	At March 31, 2023 and December 31, 2022, no cash was held in the Trust Account and substantially all of the Trust Account assets were held in money market funds investing solely in U.S. Treasuries.

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

Sponsor and Initial Financing

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company generates non-operating income in the form of earnings and interest on marketable securities and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 4).

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,850,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IWH Sponsor LP (the “Prior Sponsor”), generating proceeds of $6,850,000.

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

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly extension payments of $160,000, (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii) satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of March 31, 2024, a designee and affiliate of Sriram has paid $1,244,935 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

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

The Company originally had until 18 months from the closing of the IPO to complete a Business Combination (or up to 21 months from the closing of the IPO if the Company extended the time to complete a Business Combination by the sponsor depositing into the Trust Account for each three-month extension $1,150,000 ($0.10 per share)), up to an aggregate of $2,300,000, or $0.20 per unit, on or prior to the date of the applicable deadline. On March 14, 2023, the Prior Sponsor deposited an aggregate of $1,150,000 (representing $0.10 per public share) into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which the Company has to complete a Business Combination from March 13, 2023 to June 13, 2023 (the “Initial Extension”). The Initial Extension was the first of two three-month automatic extensions permitted under the Company’s governing documents and provides the Company with additional time to complete a Business Combination. On June 2, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023 (or such earlier date as determined by the Company’s board of directors (the “Board”) in its sole discretion) (the “Second Extension”).

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders of the Company approved, among other things, a proposal by special resolution to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023. An aggregate of $160,000 (representing $0.03 per public share) was deposited into the Trust Account for each of the six one-month extension through December 13, 2023. During the fiscal year ended December 31, 2023, the Company exercised six one-month extensions, depositing an aggregate $960,000 into the Trust Account to extend the date by which the Company had to consummate an initial business combination through December 13, 2023.

In connection with the Meeting, holders of 6,108,728 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $64,980,943 was removed from the Trust Account to pay such holders.

On December 11, 2023, the Company held an extraordinary general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders of the Company approved, among other things, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024 (the “Termination Date”). An aggregate of $125,000 (representing $0.03 per public share) will be deposited into the Trust Account for each of the twelve one-month extension through December 13, 2024. As of March 31, 2024, an aggregate of $500,000 was deposited into the Trust Account to extend the date by which the Company has to consummate an initial business combination through April 13, 2024.

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

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc. (“Pubco”), a Delaware corporation and wholly-owned subsidiary of IWAC, IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), the Prior Sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

On September 26, 2023, the Company notified Refreshing that the Company had elected to terminate the Merger Agreement, effective immediately, pursuant to the Merger Agreement, since conditions to the closing of the initial business combination were not satisfied or waived by the outside date of July 31, 2023. As a result, the Merger Agreement is of no further force and effect, with the exception of certain specified provisions in the Merger Agreement, which shall survive the Termination and remain in full force and effect in accordance with their respective terms.

On February 8, 2024, the Company entered into a letter of intent with Btab Ecommerce Group, Inc. for an initial Business Combination. There is no assurance that the letter of intent will lead to a definitive agreement or the consummation of an initial Business Combination.

Going Concern

As of March 31, 2024 and December 31, 2023, the Company had $7,410 and $7,567 in cash, respectively, and a working capital deficit of $4,890,954 and $4,100,340, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 2, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of March 31, 2024 and December 31, 2023, substantially all of the assets were held in cash deposits. Dividend income is included in other income as earnings on marketable securities held in the Trust Account, interest income is included in other income as interest earned on cash held in the Trust Account, and accrued dividend income is included in other income as unrealized earnings on marketable securities held in the Trust Account in the condensed consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of March 31, 2024 and December 31, 2023.

Tax positions must initially be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-capital, in accumulated deficit. On December 13, 2021, the Company recorded an accretion of $13,921,932, $11,674,566 of which was recorded in additional paid-in capital and $2,247,366 was recorded in accumulated deficit. For the three months ended March 31, 2024 and 2023, the Company has recorded $1,023,484 and $2,415,762 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the three months ended March 31, 2024 and 2023, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2024:

For the Three Months Ended
March 31, 2024
Net loss	$(37,130)
Accretion of temporary equity to redemption value	(1,023,484)
Net loss including accretion of temporary equity to redemption value	$(1,060,614)

	For the Three Months Ended
	March 31, 2024
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(632,954)	$(427,660)
Allocation of accretion of temporary equity to redemption value	1,023,484	—
Allocation of net income (loss)	$390,530	$(427,660)

Denominator:
Weighted-average shares outstanding	4,255,117	2,875,000
Basic and diluted net income (loss) per share	$0.09	$(0.15)

The following table reflects the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2023:

For the Three Months Ended
March 31, 2023
Net income	$173,235
Accretion of temporary equity to redemption value	(2,415,762)
Net loss including accretion of temporary equity to redemption value	$(2,242,527)

	For the Three Months Ended
	March 31, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,794,021)	$(448,506)
Allocation of accretion of temporary equity to redemption value	2,415,762	—
Allocation of net income (loss)	$621,741	$(448,506)

Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$0.05	$(0.16)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 7, 2021, the Prior Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Prior Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares after the IPO. Simultaneously with the closing of the IPO, the underwriters exercised the over-allotment option in full. Accordingly, 375,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor for the Initial Extension. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of March 31, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Prior Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval of the Second Extension. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, and the Prior Sponsor previously deposited $640,000 pursuant to such note to extend the time by which the Company has to complete an initial Business Combination from June 13, 2023 to October 13, 2023. Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram contributed $320,000 to the Trust Account for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023. The contributions made by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded as a liability on the condensed consolidated balance sheets.

On December 13, 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2024, the Company has not borrowed any amounts under the Third Extension Note.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Both sponsors have waived these payments under this agreement, which the Company accounts for as capital contributions. For the three months ended March 31, 2024 and 2023, the Company has recorded $270,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively, which includes an out-of-period adjustment to account for the $10,000 monthly administrative services fee incurred for the years ended December 31, 2023 and 2022, or $240,000 in the aggregate.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company owed the Sponsor $233,229, for payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

Due to Suntone

Subsequent to the Sponsor Handover, Suntone has paid for ongoing and outstanding obligations of the Company and extension deposits. As of March 31, 2024 and December 31, 2023, Suntone has made payments in the aggregate of $1,244,935 and $556,390, respectively. As Suntone will be repaid for these amounts, the Company has recorded payments made on behalf of the Company as a liability on the condensed consolidated balance sheets.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the Meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. Accordingly, at March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, except for 4,255,117 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over- allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriters exercised the over-allotment option in full, generating an additional $15,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Prior Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $4,025,000 is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This fee will be forfeited by the underwriters if a Business Combination does not occur.

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

Refreshing Business Combination

On February 10, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with Refreshing USA, LLC, a Washington limited liability company (“Refreshing”), IWAC Holdings Inc. (“Pubco”), a Delaware corporation and wholly-owned subsidiary of IWAC, IWAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), Refreshing USA Merger Sub LLC, a Washington limited liability company and a wholly-owned subsidiary of Pubco (“Refreshing Merger Sub”), the Prior Sponsor, as the representative from and after the Effective Time (as defined in the Merger Agreement) of the stockholders of Pubco (other than the Sellers (as defined below) and their successors and assignees), and Ryan Wear, in the capacity as the representative of the equity holders of Refreshing (the “Sellers”) from and after the Effective Time.

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

On February 8, 2024, the Company entered into a letter of intent with Btab Ecommerce Group, Inc. for an initial Business Combination. There is no assurance that the letter of intent will lead to a definitive agreement or the consummation of an initial Business Combination.

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Prior Sponsor and Sriram Associates, LLC (the “Acquirer”), pursuant to which, the Prior Sponsor agreed to transfer to the Acquirer (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, the Acquirer may, in its sole discretion, replace any new officers or directors to the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change, and the other transactions contemplated by the Purchase Agreement are referred to as the “Sponsor Handover”. On February 1, 2024, the Sponsor Handover was consummated (the “Closing”). Suntone Investment Pty Ltd, a designee and affiliate of Sriram, acquired the securities in the Transfer and has subsequently served as the Sponsor of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been related to the Company’s formation, the initial public offering, and identifying a target for a Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest and earnings on cash marketable securities held in the Trust Account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $37,130. Net loss is comprised primarily of interest earned on cash held in the Trust Account of $523,484, offset by formation and operating costs of $46,468, legal and accounting services of $185,507, listing fees of $21,250, insurance expense of $18,862, administrative expenses of $270,158, and advertising and marketing expense of $18,369.

For the three months ended March 31, 2023, we had net income of $173,235. Net income is comprised primarily of earnings on marketable securities held in the Trust Account of $806,553 and unrealized earnings on marketable securities held in the Trust Account of $459,209, offset by formation, general and administrative costs of $118,394, legal and accounting services of $699,453, listing fees of $21,250, insurance expense of $115,995, administrative expenses of $198, and advertising and marketing expense of $137,237.

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

For the three months ended March 31, 2024, net cash provided by operating activities was $334,782. Net loss of $37,130 was decreased by the Sponsor waiver of administrative services fees of $270,000 and $101,912 related to changes in operating assets and liabilities.

For the three months ended March 31, 2023, net cash provided by operating activities was $424,633. Net income of $173,235 was decreased by unrealized earnings on marketable securities held in the Trust Account of $459,209, offset by an increase of $710,607 related to changes in operating assets and liabilities.

As of March 31, 2024, we had cash held in the Trust Account of $48,490,095 (including $523,484 of interest earned on cash held in the Trust Account, and $500,000 of deposits for extension payments for the three months ended March 31, 2024).

As of March 31, 2024, we had cash of $7,410 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. Both sponsors have waived these payments under this agreement, which the Company accounts for as capital contributions from the both sponsors. For the three months ended March 31, 2024 and December 31, 2023, the Company has recorded $270,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Notes – Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of March 31, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Prior Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, and the Prior Sponsor previously deposited $640,000 pursuant to such note to extend the time by which the Company has to complete an initial Business Combination from June 13, 2023 to October 13, 2023. Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram paid for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023, contributing $320,000 to the Trust Account. The contributions by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded as a liability on the consolidated balance sheets.

In December 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of March 31, 2024, the Company has not borrowed any amounts under the Third Extension Note.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of March 31, 2024.

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

Item 4.Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in our statements of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statements of cash flows. This material weakness continues to exist as of March 31, 2024.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls related to the accounting for complex transactions which resulted in an error in the classification of payments made under certain purchase agreements. Specifically, we incorrectly accounted for a purchase agreement whereby payments made on behalf of the Company by parties to the agreement were presented as capital contributions prior to the consummation of the purchase agreement and should have been presented as a liability. This material weakness continues to exist as of March 31, 2024.

We have implemented a remediation plan which includes our Chief Financial Officer performing additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee of the trust account. We have implemented a remediation plan which includes our Chief Financial Officer consulting with legal and account experts to review complex transactions, specifically newly executed agreements, and performing additional post-closing review procedures including review of the accounting for complex transactions and newly executed agreements.

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

INTEGRATED WELLNESS ACQUISITION CORP

Date: May 17, 2024	By:	/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)