Form 10-Q
period 2024-09-30
Integrated Wellness Acquisition Corp
filed 2024-11-14
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 4,255,117 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$5,329	$7,567
Prepaid expenses	41,250	—
Due from related party	1,153	—
Total Current Assets	47,732	7,567
Non-current assets:
Cash held in Trust Account	50,297,550	47,466,611
Total Non-current Assets	50,297,550	47,466,611
TOTAL ASSETS	$50,345,282	$47,474,178

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,871,171	$1,179,943
Accounts payable	404,968	348,345
Due to related party	233,229	233,229
Due to Suntone	—	556,390
Promissory note – Suntone	2,489,623	—
Promissory note – related party	1,790,000	1,790,000
Total Current Liabilities	6,788,991	4,107,907
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	10,813,991	8,132,907

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,255,117 shares issued and outstanding at redemption value	50,297,550	47,466,611

Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; no shares issued and outstanding (excluding 4,255,117 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,766,547)	(8,125,628)
Total Shareholders’ Deficit	(10,766,259)	(8,125,340)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$50,345,282	$47,474,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Formation and operating costs	$13,746	$93,992	$87,715	$338,141
Accounting and legal expenses	443,204	201,383	1,127,079	1,338,932
Listing fees	21,250	21,250	63,750	63,750
Insurance expense	50,000	88,555	93,850	320,545
Advertising and marketing	—	6,668	18,369	161,656
Administrative expenses – related party	30,000	—	330,000	—
Administrative expenses	—	210	156	522
Total operating expenses	558,200	412,058	1,720,919	2,223,546
Loss from operations	(558,200)	(412,058)	(1,720,919)	(2,223,546)

Other income:
Interest earned on cash held in Trust Account	533,728	—	1,580,939	—
Earnings on marketable securities held in the Trust Account	—	797,857	—	3,002,579
Unrealized (loss) gain on marketable securities held in Trust Account	—	(41,724)	—	251,339
Total other income	533,728	756,133	1,580,939	3,253,918
Net (loss) income	$(24,472)	$344,075	$(139,980)	$1,030,372

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	4,255,117	5,391,272	4,255,117	8,814,845
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.08	$0.12	$0.25	$0.23

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.13)	$(0.11)	$(0.42)	$(0.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)
Sponsor waiver of administrative services fee	—	—	—	—	270,000	—	270,000
Accretion of Class A ordinary shares to redemption amount	—	1,023,484	—	—	(270,000)	(753,484)	(1,023,484)
Net loss	—	—	—	—	—	(37,130)	(37,130)
Balance – March 31, 2024	4,255,117	$48,490,095	2,875,000	$288	$—	$(8,916,242)	$(8,915,954)
Sponsor waiver of administrative services fee	—	—	—	—	30,000	—	30,000
Accretion of Class A ordinary shares to redemption amount	—	898,727	—	—	(30,000)	(868,727)	(898,727)
Net loss	—	—	—	—	—	(78,378)	(78,378)
Balance – June 30, 2024	4,255,117	49,388,822	2,875,000	288	—	(9,863,347)	(9,863,059)
Sponsor waiver of administrative services fee	—	—	—	—	30,000	—	30,000
Accretion of Class A ordinary shares to redemption amount	—	908,728	—	—	(30,000)	(878,728)	(908,728)
Net loss	—	—	—	—	—	(24,472)	(24,472)
Balance – September 30, 2024	4,255,117	$50,297,550	2,875,000	$288	$—	$(10,766,547)	$(10,766,259)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Accretion of Class A ordinary shares to redemption amount	—	2,415,762	—	—	—	(2,415,762)	(2,415,762)
Net income	—	—	—	—	—	173,235	173,235
Balance – March 31, 2023	11,500,000	$121,408,036	2,875,000	$288	$—	$(5,760,236)	$(5,759,948)
Redemption of Class A ordinary shares	(6,108,728)	(64,980,943)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	1,392,022	—	—	—	(1,392,022)	(1,392,022)
Net income	—	—	—	—	—	513,062	513,062
Balance –June 30, 2023	5,391,272	57,819,115	2,875,000	288	—	(6,639,196)	(6,638,908)
Accretion of Class A ordinary shares to redemption amount	—	1,236,133	—	—	—	(1,236,133)	(1,236,133)
Net income	—	—	—	—	—	344,075	344,075
Balance – September 30, 2023	5,391,272	$59,055,248	2,875,000	$288	$—	$(7,531,254)	$(7,530,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(139,980)	$1,030,372
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized earnings on marketable securities held in Trust Account	—	(251,339)
Sponsor waiver of administrative services fee	330,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(41,250)	341,795
Accounts payable and accrued expenses	747,851	1,263,758
Due from related party	(1,153)	—
Due to related party	—	193,068
Net cash provided by operating activities	895,468	2,577,654

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	—	(1,790,000)
Reinvestment of earnings in Trust Account	—	(3,002,579)
Proceeds from redemption of marketable securities held in Trust Account	—	64,980,943
Net cash provided by investing activities	—	60,188,364

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	1,790,000
Payments made by Suntone under promissory note – Suntone	956,339	—
Payments made by Suntone under due to Suntone	976,894	—
Payment of shareholder redemptions	—	(64,980,943)
Net cash provided by (used in) financing activities	1,933,233	(63,190,943)

Net Change in Cash and Cash held in Trust Account (1)	2,828,701	(424,925)
Cash and cash held in Trust Account – Beginning (1)	47,474,178	436,972
Cash and cash held in Trust Account – Ending (1)	$50,302,879	$12,047

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$2,830,939	$5,043,917
Transfer of Due to Suntone amounts to Promissory Note – Suntone	$1,533,284	—
(1)	At December 31, 2022, no cash was held in the Trust Account and substantially all of the Trust Account assets were held in money market funds investing solely in U.S. Treasuries.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Integrated Wellness Acquisition Corp (the “Company” or “IWAC”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). IWAC Holding Company Inc., a Delaware corporation, a wholly-owned subsidiary of the Company (“Pubco”) was incorporated on August 8, 2024. IWAC Purchaser Merger Sub II Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Purchaser Merger Sub”) was incorporated on August 9, 2024. IWAC Company Merger Sub Inc., a Georgia corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub”) was incorporated on August 12, 2024, 2024. IWAC Holdings Inc. and its subsidiary IWAC Purchaser Merger Sub Inc., incorporated on January 19, 2023, are Delaware corporations and wholly-owned subsidiaries of the Company that are dormant since the termination of the proposed business combination with Refreshing USA, LLC on September 26, 2023.

Sponsor and Initial Financing

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying and negotiating with a target for a Business Combination. The Company generates non-operating income in the form of earnings and interest on marketable securities and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly extension payments of $160,000, (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii) satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of September 30, 2024, a designee and affiliate of Sriram has paid $2,489,623 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

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

On December 11, 2023, the Company held an extraordinary general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders of the Company approved, among other things, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024 (the “Termination Date”). An aggregate of $125,000 (representing $0.03 per public share) will be deposited into the Trust Account for each of the twelve one-month extension through December 13, 2024. As of September 30, 2024, an aggregate of $1,250,000 was deposited into the Trust Account to extend the date by which the Company has to consummate an initial business combination through October 13, 2024. On October 18, 2024, $125,000 was deposited into the Trust Account to extend the date by which the Company has to consummate an initial business combination through November 13, 2024 (see Note 6). The Company has one remaining one-month extension to extend the date by which the Company has to consummate an initial business combination through December 13, 2024.

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

On May 30, 2024, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”) with IWAC Georgia Merger Sub, Inc., a Georgia corporation and a wholly owned subsidiary of the Company, and Btab Ecommerce Group, Inc., a Georgia corporation (“Btab”).

On August 26, 2024, the Company and Btab entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with Pubco, Purchaser Merger Sub, and Company Merger Sub, and acknowledging and agreeing solely with respect to Section 2.1(a)(ii) thereof, Binson Lau. The Business Combination Agreement amended, restated and superseded the Original Business Combination Agreement. Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps. Subject to the approval and adoption of the Business Combination Agreement by the shareholders of the Company and Btab, on the date of the consummation of the Business Combination and following the Domestication (as defined below): (a) Purchaser Merger Sub will merge with and into IWAC (the “Purchaser Merger”), with the Company as the surviving company in the Purchaser Merger and, as a result of the Purchaser Merger, the Company will become a wholly owned Subsidiary of Pubco with the security holders of the Company receiving securities of Pubco with terms substantially equivalent to the terms of their securities of the Company, and (b) Company Merger Sub will merge with and into Btab, with Btab as the surviving company in the Company Merger and, as a result of the Company Merger, Btab will become a wholly owned Subsidiary of Pubco. Upon the consummation of the transactions contemplated by the Business Combination Agreement (the transactions contemplated by the Business Combination Agreement, the “Btab Business Combination”), Pubco expects to be renamed “Btab Ecommerce Holdings, Inc.”

Going Concern

As of September 30, 2024 and December 31, 2023, the Company had $5,329 and $7,567 in cash, respectively, and a working capital deficit of $6,741,259 and $4,100,340, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 2, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2024 or December 31, 2023.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of September 30, 2024 and December 31, 2023, substantially all of the assets were held in cash deposits. Dividend income is included in other income as earnings on marketable securities held in the Trust Account, interest income is included in other income as interest earned on cash held in the Trust Account, and accrued dividend income is included in other income as unrealized (loss) gain on marketable securities held in the Trust Account in the condensed consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of September 30, 2024 and December 31, 2023.

Tax positions must initially be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-capital, in accumulated deficit. For the three months ended September 30, 2024 and 2023, the Company has recorded $908,728 and $1,236,133 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively. For the nine months ended September 30, 2024 and 2023, the Company has recorded $2,830,939 and $5,043,917 to remeasure Class A ordinary shares subject to possible redemption to its redemption value, respectively.

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the three and nine months ended September 30, 2024 and 2023, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three and nine months ended September 30, 2024:

For the Three Months Ended
September 30, 2024
Net loss	$(24,472)
Accretion of temporary equity to redemption value	(908,728)
Net loss including accretion of temporary equity to redemption value	$(933,200)

	For the Three Months Ended
	September 30, 2024
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(556,916)	$(376,284)
Allocation of accretion of temporary equity to redemption value	908,728	—
Allocation of net income (loss)	$351,812	$(376,284)

Denominator:
Weighted-average shares outstanding	4,255,117	2,875,000
Basic and diluted net income (loss) per share	$0.08	$(0.13)

For the Nine Months Ended
September 30, 2024
Net loss	$(139,980)
Accretion of temporary equity to redemption value	(2,830,939)
Net loss including accretion of temporary equity to redemption value	$(2,970,919)

	For the Nine Months Ended
	September 30, 2024
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,772,987)	$(1,197,932)
Allocation of accretion of temporary equity to redemption value	2,830,939	—
Allocation of net income (loss)	$1,057,952	$(1,197,932)

Denominator:
Weighted-average shares outstanding	4,255,117	2,875,000
Basic and diluted net income (loss) per share	$0.25	$(0.42)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three and nine months ended September 30, 2023:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note — Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor for the Initial Extension. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of September 30, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowed $1,150,000 under the Extension Note and $640,000 under the Second Extension Note for aggregate borrowings of $1,790,000. These amounts are recorded to Promissory note – related party on the condensed consolidated balance sheets.

Promissory Note – Suntone

In connection with the Second Extension, Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram contributed $320,000 to the Trust Account for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023. The contributions made by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded to Promissory note - Suntone as of September 30, 2024 and Due to Suntone as of December 31, 2023 on the condensed consolidated balance sheets.

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

On June 18, 2024, Sriram assigned the Third Extension Note (the “Assignment”) by and between Sriram, as assignor, and Suntone, as assignee.

As of September 30, 2024, the Company has borrowed $2,489,623 under the Third Extension Note. This amount includes $1,533,284 of amounts previously classified as a Due to Suntone liability on the condensed consolidated balance sheets, and $956,339 of additional deposits and payments made by Suntone on behalf of the Company subsequent to the Assignment. These amounts are recorded to Promissory note – Suntone on the condensed consolidated balance sheets.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Both the Prior Sponsor and Sriram have waived these payments under this agreement, which the Company accounts for as capital contributions. For the three months ended September 30, 2024 and 2023, the Company has recorded $30,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded $330,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively, which includes an out-of-period adjustment to account for the $10,000 monthly administrative services fee incurred for the years ended December 31, 2023 and 2022, or $240,000 in the aggregate.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

Due from Related Party

As of September 30, 2024 and December 31, 2023, the Sponsor owed the Company $1,153 and $0, respectively, for payments made by the Company on behalf of the Sponsor. The Sponsor intends to repay the Company for this amount.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company owed the Sponsor $233,229 for payments made by the Sponsor on behalf of the Company. The Company intends to repay the Sponsor for this amount.

Due to Suntone

Subsequent to the Sponsor Handover, Suntone has paid for ongoing and outstanding obligations of the Company and extension deposits. As of September 30, 2024 and December 31, 2023, Suntone has made payments in the aggregate of $2,489,623 and $556,390, respectively. As Suntone will be repaid for these amounts, the Company recorded payments made on behalf of the Company to Due to Suntone on the condensed consolidated balance sheets.

The Company and Sriram formalized repayment terms in accordance with the Assignment of the Third Extension Note on June 18, 2024. As such, $1,533,284 of amounts recorded to Due to Suntone on the condensed consolidated balance sheets as of June 18, 2024 have been reclassified to Promissory note – Suntone on the condensed consolidated balance sheets as of September 30, 2024.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the Meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. Accordingly, at September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, except for 4,255,117 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 - SUBSEQUENT EVENTS

On October 18, 2024, Suntone deposited $125,000 into the Trust Account to extend the date by which the Company has to consummate an initial business combination through November 13, 2024.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would further increase if the anti- dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The SEC has adopted new rules and regulations relating to SPACs, which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

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

Btab Business Combination

On May 30, 2024, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”) with IWAC Georgia Merger Sub, Inc., a Georgia corporation and a wholly owned subsidiary of the Company, and Btab Ecommerce Group, Inc., a Georgia corporation (“Btab”).

On August 26, 2024, the Company and Btab entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with IWAC Holding Company Inc., a Delaware corporation, a wholly-owned subsidiary of IWAC (“Pubco”), IWAC Purchaser Merger Sub II Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), IWAC Company Merger Sub Inc., a Georgia corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), and acknowledging and agreeing solely with respect to Section 2.1(a)(ii) thereof, Binson Lau. The Business Combination Agreement amended, restated and superseded the Original Business Combination Agreement. Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps. Subject to the approval and adoption of the Business Combination Agreement by the shareholders of IWAC and Btab, on the date of the consummation of the Business Combination and following the domestication: (a) Purchaser Merger Sub will merge with and into the Company (the “Purchaser Merger”), with the Company as the surviving company in the Purchaser Merger and, as a result of the Purchaser Merger, the Company will become a wholly owned Subsidiary of Pubco with the security holders of the Company receiving securities of Pubco with terms substantially equivalent to the terms of their securities of the Company, and (b) Company Merger Sub will merge with and into Btab (the “Company Merger”), with Btab as the surviving company in the Company Merger and, as a result of the Company Merger, Btab will become a wholly owned Subsidiary of Pubco. Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”), Pubco expects to be renamed “Btab Ecommerce Holdings, Inc.”

For more information about the Btab Business Combination, see IWAC’s Current Report on Form 8-K filed with the SEC on August 27, 2024.

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

For the three months ended September 30, 2024, we had a net loss of $24,472. Net loss is comprised primarily of formation and operating costs of $13,746, accounting and legal expenses of $443,204, listing fees of $21,250, insurance expense of $50,000, and administrative expenses due to related party of $30,000, offset by interest earned on cash held in the Trust Account of 533,728.

For the nine months ended September 30, 2024, we had a net loss of $139,980. Net loss is comprised primarily of formation and operating costs of $87,715, accounting and legal expenses of $1,127,079, listing fees of $63,750, insurance expense of $93,850, advertising and marketing expenses of $18,369, and administrative expenses of $330,156 (of which $330,000 is due to related party), offset by interest earned on cash held in the Trust Account of $1,580,939.

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

For the nine months ended September 30, 2024, net cash provided by operating activities was $895,468. Net loss of $139,980 was decreased by the Sponsor waiver of administrative services fees of $330,000 and $705,448 related to changes in operating assets and liabilities.

For the nine months ended September 30, 2023, net cash provided by operating activities was $2,577,654. Net income of $1,030,372 was decreased by $251,339 of unrealized earnings on marketable securities held in the Trust Account and increased by $1,798,621 relating to changes in operating assets and liabilities.

As of September 30, 2024, we had cash held in the Trust Account of $50,297,550 (including $533,728 of interest earned on cash held in the Trust Account, and $375,000 of deposits for extension payments for the three months ended September 30, 2024 and $1,580,939 of interest earned on cash held in the Trust Account, and $1,250,000 of deposits for extension payments for the nine months ended September 30, 2024).

As of September 30, 2024, we had cash of $5,329 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to close our business combination with Btab.

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

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. Both sponsors have waived these payments under this agreement, which the Company accounts for as capital contributions from the both sponsors. For the three months ended September 30, 2024 and December 31, 2023, the Company has recorded $30,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2024 and December 31, 2023, the Company has recorded $330,000 and $0 to Administrative Expense – Related Party on the condensed consolidated statements of operations, respectively.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Note – Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of September 30, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowed $1,150,000 under the Extension Note and $640,000 under the Second Extension Note for aggregate borrowings of $1,790,000. These amounts are recorded to Promissory note – related party on the condensed consolidated balance sheets.

Promissory Note - Suntone

In connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 to December 13, 2023, Sriram assumed the monthly extension deposits subsequent to the Prior Sponsor depositing $640,000 to extend the time by which the Company has to complete an initial business Combination from June 13, 2023 to October 13, 2023. A designee and affiliate of Sriram paid for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023, contributing $320,000 to the Trust Account. The contributions by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded to Promissory note - Suntone as of September 30, 2024 and Due to Suntone as of December 31, 2023 on the consolidated balance sheets.

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

As of September 30, 2024, the Company has borrowed $2,489,623 under the Third Extension Note. This amount includes $1,533,284 of amounts previously classified to Due to Suntone on the condensed consolidated balance sheets, and $956,339 of additional deposits and payments made by Suntone on behalf of the Company subsequent to the Assignment. These amounts are recorded to Promissory note – Suntone on the condensed consolidated balance sheets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of September 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in our statements of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statements of cash flows. This material weakness continues to exist as of September 30, 2024.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls related to the accounting for complex transactions which resulted in an error in the classification of payments made under certain purchase agreements. Specifically, we incorrectly accounted for a purchase agreement whereby payments made on behalf of the Company by parties to the agreement were presented as capital contributions prior to the consummation of the purchase agreement and should have been presented as a liability. This material weakness continues to exist as of September 30, 2024.

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

(a) Sales of Unregistered Securities – Not Applicable.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities – Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated as of August 26, 2024, by and among Integrated Wellness Acquisition Corp, IWAC Holding Company Inc., IWAC Purchaser Merger Sub II Inc., IWAC Company Merger Sub Inc., Btab Ecommerce Group, Inc. and Binson Lau (solely with respect to Section 2.1(a)(ii) thereof) (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with SEC on August 27, 2024).

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

INTEGRATED WELLNESS ACQUISITION CORP

Date: November 14, 2024	By:	/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2024	By:	/s/Matthew Malriat
	Name:	Matthew Malriat
	Title:	Chief Financial Officer and Co-President
(Principal Financial and Accounting Officer)