Form 10-K
period 2024-12-31
Integrated Wellness Acquisition Corp
filed 2025-04-15
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41131

INTEGRATED WELLNESS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, 6th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 397-7625

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant
Class A ordinary shares, par value $.0001 per share
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 28, 2024, as reported on the New York Stock Exchange was $13,727,870.

As of April 15, 2025, there were 1,185,481 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete an initial business combination, including the Btab Business Combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.

Additionally, the SEC has adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association, as amended, that the Company (as defined below) adopted prior to the consummation of our initial public offering (as defined below);
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“BDO” are to BDO USA, P.C., our independent registered public accounting firm;
●	“Btab” are to Btab Ecommerce Group, Inc., a Georgia corporation;
●	“Btab Business Combination” are to the transactions contemplated by the Btab Business Combination Agreement (as defined below);
●	“Btab Business Combination Agreement” are to the Business Combination Agreement the Company entered into on August 26, 2024, with IWAC Holding Company Inc., IWAC Purchaser Merger Sub II Inc., IWAC Company Merger Sub Inc. and Btab;
●	“Btab Registration Statement” are to the Registration Statement on Form S-4, which will include a proxy statement/prospectus to be filed with the SEC in connection with the Btab Business Combination;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company;
●	“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “ IWAC,” “our Company,” “we” or “us” are to Integrated Wellness Acquisition Corp, a Cayman Islands exempted company.
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“founder shares” are to our Class B ordinary shares initially issued to our prior sponsor (as defined below) in a private placement prior to our initial public offering and including those subsequently transferred to our officers and directors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” are to the initial public offering that was consummated by the Company on December 13, 2021;
●	“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including our prior sponsor and all of our officers and directors to the extent they hold such shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;
●	“prior sponsor” are to IWH Sponsor LP, a Delaware limited partnership;
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants that were issued to our prior sponsor in the private placement;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Pubco” are to IWAC Holding Company Inc., a newly created holding company organized under the laws of Delaware;
●	“public shares” are to our Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our sponsor and/or members of our management team purchase public shares, provided that our initial shareholders’ status as a “public shareholder” only exists with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on November 3, 2021, as amended, and declared effective on December 8, 2021 (File No. 333-260713);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Suntone Investment Pty Ltd , an Australian proprietary limited company;
●	“trust account” are to the U.S.-based trust account in which a portion of the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

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

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Sponsor Handover”) with IWH Sponsor LP and Sriram Associates, LLC, under which the Prior Sponsor transferred 2,012,500 Class B shares and 4,795,000 private placement warrants for a total purchase price of one dollar. The agreement also initiated a management change by appointing new officers and directors, and Sriram assumed several obligations including costs for a monthly extension, proxy statement filing, public reporting, D&O insurance premiums, legal fees, and certain existing liabilities. By December 31, 2024, a Sriram affiliate had contributed $2,933,387 towards these obligations and Trust Account deposits. The transaction closed on February 1, 2024, when Suntone Investment Pty Ltd, a Sriram designee, acquired the securities and assumed the role of Sponsor.

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

The below subsection describes the material provisions of the Btab Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Btab Business Combination Agreement is qualified in its entirety by reference to the complete text of the Btab Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Btab Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Btab Business Combination.

Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps. Subject to the approval and adoption of the Business Combination Agreement by the shareholders of the Company and Btab, on the date of the consummation of the Business Combination and following the domestication: (a) Purchaser Merger Sub will merge with and into the Company (the “Purchaser Merger”), with the Company as the surviving company in the Purchaser Merger and, as a result of the Purchaser Merger, the Company will become a wholly owned subsidiary of Pubco with the security holders of the Company receiving securities of Pubco with terms substantially equivalent to the terms of their securities of the Company, and (b) Company Merger Sub will merge with and into Btab (the “Company Merger”), with Btab as the surviving company in the Company Merger and, as a result of the Company Merger, Btab will become a wholly owned Subsidiary of Pubco. Upon the consummation of the transactions contemplated by the Business Combination Agreement, Pubco expects to be renamed “Btab Ecommerce Holdings, Inc.”

Pre-Closing Recapitalization and Domestication

At least one day prior to the consummation of the Transactions (the “Closing”), IWAC shall cause each IWAC Class B ordinary share to be converted into one IWAC Class A ordinary share, in accordance with IWAC’s governing documents.

In addition, prior to the Purchaser Merger Effective Time, in order to facilitate the consummation of the Transactions, IWAC shall transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and Part XII of the Cayman Islands Companies Act (as amended) (the “Domestication”). In connection with the Domestication, each IWAC Class A ordinary share, par value $0.0001 (each an “IWAC Class A Ordinary Share”) that is issued and outstanding immediately prior to the Domestication shall become one share of IWAC Class A common stock, par value $0.0001 per share (each an “IWAC Class A Common Share”).

On the Closing Date, prior to the Company Merger Effective Time, Btab shall file an amendment to its articles of incorporation (the “Btab Charter Amendment”), which amendment shall, among other things, create a new class of voting common stock with 10,000 votes per share, par value $0.001 (“Btab Class V Shares”). After the effectiveness of the filing of the Btab Charter Amendment, but prior to the Company Merger Effective Time, Binson Lau, the Chief Executive Officer of the Btab, who is also the Chairman of the Board of IWAC, shall exchange (x) all of his shares of Btab preferred stock, $0.001 per share (the “Btab Preferred Shares”) plus (y) such number of shares of Btab common stock, par value $0.001 per share (the “Btab Common Shares”), as will result in the issuance to Binson Lau of 100,000 Btab Class V Shares. Upon such exchange, all of the Btab Preferred Shares shall be terminated, extinguished and cancelled in full (the transactions in this paragraph above, collectively, the “Btab Reorganization”).

Transaction Consideration

The Transaction consideration to be paid by Pubco to the shareholders of Btab as of immediately prior to the Company Merger Effective Time (the “Btab Shareholders”) for their Btab Common Shares and their Btab Class V Shares shall be an aggregate amount equal to $250,000,000 (the “IWAC Equity Value”). The Transaction consideration shall be paid solely by Pubco issuing an aggregate of 25,000,000 new shares of common stock to the Btab Shareholders, consisting of 24,900,000 Pubco Class A Common Shares (the “Aggregate Class A Share Consideration”) and 100,000 Pubco Class V Common Shares (the “Aggregate Class V Share Consideration”), with each Pubco Class A Common Share and each Pubco Class V Common Share valued at $10.00 per share.

At the Purchaser Merger Effective Time, (1) each issued and outstanding IWAC Class A Common Share shall be converted automatically into and thereafter represent the right to receive one Pubco Class A Common Share and (2) each issued and outstanding IWAC public warrant shall be converted into one Pubco public Warrant, and each outstanding IWAC private warrant shall be converted into one Pubco private warrant, and each of the Pubco public warrants and Pubco private warrants shall have and be subject to substantially the same terms and conditions set forth in the IWAC public warrants and IWAC private warrants, respectively.

At the Company Merger Effective Time, (1) each Btab Common Share (other than (x) the Btab Common Shares that are dissenting shares and (y) treasury shares) issued and outstanding as of immediately prior to the Company Merger Effective Time, shall be automatically canceled and extinguished and converted into the right to receive a number of Pubco Class A Common Shares equal to its pro rata share of the Aggregate Class A Share Consideration, and (2) the BtabClass V Shares (other than (x) the Btab Class V Shares that are dissenting shares and (y) treasury shares) issued and outstanding as of immediately prior to the Company Merger Effective Time, shall be automatically canceled and extinguished and converted into the right to receive the Aggregate Class V Share Consideration.

Effective upon the Purchaser Merger Effective Time, Pubco will amend and restate its (i) certificate of incorporation in a form reasonably acceptable to the Parties (the “Proposed Charter”) and (ii) bylaws. The Proposed Charter will reflect the change of the corporate name of Pubco to “BTAB Ecommerce Holdings, Inc.” In addition, the Proposed Charter shall include a new class of Pubco voting common stock with 1,000 votes per share, par value $0.0001 (the “Pubco Class V Common Shares”).

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (i) organization and qualification, (ii) capitalization, (iii) authorization to enter into the Business Combination Agreement, (iv) financial statements, (v) absence of undisclosed liabilities, (vi) approvals and permits, (vii) material contracts, (viii) absence of certain changes, (ix) litigation, (x) compliance with laws, (xi) employee plans, (xii) environmental matters, (xiii) intellectual property, (xiv) labor matters, (xv) insurance, (xvi) taxes, (xvii) brokers, (xviii) real and personal property, (xix) transactions with affiliates, (xx) data privacy, (xxi) customers and suppliers, (xxii) anti-corruption laws, (xxiii) SEC filings and (xxiv) information supplied.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to the operation of their respective businesses during the period after the date of the Business Combination Agreement and prior to consummation of the Mergers and their respective efforts to consummate the Mergers. The Business Combination Agreement also contains additional covenants of the parties, including, among others, (i) covenants providing for Pubco, IWAC and Btab to cooperate in the preparation of the Registration Statement/Proxy Statement (required to be filed in connection with the Transactions), (ii) covenants for IWAC to hold a meeting of its shareholders to vote on, among other things, the approval of the Business Combination Agreement and the Merger, (iii) covenants for Btab to obtain the Shareholder Support Agreements, and (iv) covenants for Btab to obtain and deliver the written consent of the Btab shareholders (the “Btab Shareholder Written Consent”).

Pubco Equity Incentive Plan

Upon the Company Merger Effective Time, Pubco will adopt, subject to the receipt of the requisite approval of IWAC’s shareholders, the Incentive Plan, in the form as IWAC and Btab shall mutually agree, which plan shall reserve for grant thereunder a number of Pubco Class A Common Shares equal to twenty percent (20%) of Pubco’s post-closing fully diluted equity. The Incentive Plan will also have a customary evergreen provision.

Btab Exclusivity Restrictions

During the period between the date of the Business Combination Agreement and the earlier of (x) the Closing or (y) the termination of the Business Combination Agreement in accordance with its terms, Btab has agreed not to, among other things, (i) solicit, initiate, seek, entertain, encourage (including by means of furnishing or disclosing information), facilitate, endorse, recommend, accept, discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (whether formal or informal, written, oral or otherwise) with respect to a Company Acquisition Proposal; (ii) furnish or provide any non-public information or documents to any person in connection with, or that could reasonably be expected to lead to, a Company Acquisition Proposal; (iii) enter into, participate in or continue in any discussions or negotiations with any third party in connection with or related to, or approve, accept, or enter into any letter of intent, term sheet or Contract or other arrangement or understanding regarding, any Company Acquisition Proposal; (iv) prepare, submit, file or take any steps in connection with a public or other offering or sale of any equity securities of any Group Company (or any Affiliate, current or future parent entity or successor of any Group Company), including making any filings or confidential submissions to the SEC related thereto; (v) consummate any Company Acquisition Proposal or (vi) otherwise cooperate in any way with, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person to do or seek to do any of the items set forth above. As of the date of the Business Combination Agreement, Btab will (A) terminate, and cause each of its parent entities, affiliates and subsidiaries, and its and their representatives to terminate, any and all existing discussions or negotiations with any party other than IWAC and its affiliates regarding a Company Acquisition Proposal, (B) notify IWAC promptly upon receipt of any Company Acquisition Proposal by any Group Company or affiliate or any officer, director, equity holder, employee or other representative, and to describe the material terms and conditions of any such Company Acquisition Proposal in reasonable detail (including the identity of the persons making such Company Acquisition Proposal) and to provide a copy of any such Company Acquisition Proposal, if extended in writing, and (C) keep IWAC reasonably informed on a current basis of any modifications to such offer or information.

IWAC Exclusivity Restrictions

During the period between the date of the Business Combination Agreement and the earlier of (x) the Closing or (y) the termination of the Business Combination Agreement in accordance with its terms, IWAC has agreed not to, among other things, (i) solicit, initiate, encourage (including by means of furnishing or disclosing information), facilitate, discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with respect to a Purchaser Acquisition Proposal; (ii) furnish or disclose any non-public information to any person in connection with, or that could reasonably be expected to lead to, a Purchaser Acquisition Proposal; (iii) enter into any contract or other arrangement or understanding regarding a Purchaser Acquisition Proposal; (iv) prepare or take any steps in connection with an offering of any securities of any IWAC party (or any Affiliate or successor of IWAC); or (v) otherwise cooperate in any way with, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person to do or seek to do any of the items set forth above. IWAC agrees to (a) notify Btab promptly upon receipt of any Purchaser Acquisition Proposal by IWAC, and to describe the material terms and conditions of any such Purchaser Acquisition Proposal in reasonable detail (including the identity of any person or entity making such IWAC Acquisition Proposal) and (b) keep Btab reasonably informed on a current basis of any modifications to such offer or information.

IWAC Change in Recommendation

IWAC is required to include in the Registration Statement/Proxy Statement the recommendation of IWAC’s board of directors (the “IWAC Board”) to IWAC’s shareholders that they approve the Transaction Proposals relating to the Transactions (the “IWAC Board Recommendation”), except in the case of a Change in Recommendation. The IWAC Board shall be permitted to withdraw or modify the IWAC Board Recommendation (a “Change in Recommendation”) if the IWAC Board determines that a failure to make a Change in Recommendation would be inconsistent with its fiduciary duties under applicable law.

Conditions to Each Party’s Obligations

The obligations of IWAC, Merger Sub and Btab to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) the applicable waiting period under the HSR Act relating to the Transactions having expired or been terminated, (ii) the absence of any governmental order or law restraining, prohibiting or making illegal the consummation of the Transactions, (iii) the approval of IWAC’s shareholders of the Transaction Proposals, (iv) the approval of Btab’s shareholders of the Business Combination Agreement and the Transactions (including the Merger), (v) the effectiveness of the Registration Statement/Proxy Statement under the Securities Act of 1933, as amended (the “Securities Act”), and (vi) IWAC having at least $5,000,001 of net tangible assets as of immediately after the Effective Time.

The obligation of IWAC and Merger Sub to consummate the Transactions is also subject to the satisfaction or waiver of other closing conditions, including, but not limited to, (i) the representations and warranties of Btab being true and correct to the standards applicable to such representations and warranties, (ii) each of the covenants of Btab required to be completed at or prior to the Closing having been performed or complied with in all material respects, (iii) the absence of a Company Material Adverse Effect, (iv) the Btab Reorganization being completed, and (v) the delivery of customary closing certificates and transaction documents.

The obligation of Btab to consummate the Transactions is also subject to the satisfaction or waiver of other closing conditions, including, but not limited to, (i) the representations and warranties of IWAC and Merger Sub being true and correct to the standards applicable to such representations and warranties, (ii) each of the covenants of IWAC required to be completed at or prior to the Closing having been performed or complied with in all material respects, (iii) the approval by the New York Stock Exchange of the listing of the Pubco Shares to be issued in connection with the Mergers, (iv) the Domestication having been consummated on the Closing Date prior to the Purchaser Merger Effective Time, and (v) the delivery of customary closing certificates and transaction documents.

If permitted under applicable law, either IWAC or Btab may waive in writing any conditions for the benefit of itself contained in the Business Combination Agreement. If any of the conditions to a party’s obligation to consummate the applicable Merger is not satisfied or waived in writing by such party, then such party will not be required to consummate such Merger.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, but not limited to:

(i)	by mutual written consent of IWAC and Btab;
(ii)	by IWAC, if Btab breaches its representations, warranties and covenants in the Business Combination Agreement such that the closing conditions would not be satisfied (subject to a cure period);
(iii)	by Btab, if IWAC breaches its representations, warranties and covenants in the Business Combination Agreement such that the closing conditions would not be satisfied (subject to a cure period);
(iv)	subject to certain limited exceptions, by either IWAC or Btab if the Merger is not consummated by the date that is the last date for IWAC to consummate its initial business combination in accordance with its governing documents (after giving effect to any Charter Extension Amendments);
(v)	by either IWAC or Btab, if the requisite approval by IWAC shareholders of the Required Purchaser Shareholder Approval was not obtained;
(vi)	by either IWAC or Btab, if a governmental order permanently enjoining, restraining or otherwise prohibiting the consummation of the Transactions is issued and becomes final and non-appealable; and
(vii)	by IWAC, if Btab does not deliver the Btab Shareholder Written Consent within two (2) Business Days following the date the Registration Statement is declare effective.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each as defined in the Business Combination Agreement).

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete our initial business combination with a company that is affiliated with any of our sponsor, directors or officers, such as Btab, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Past experience or performance of our sponsor, directors or management team or their respective affiliates, including performance information of funds with which they are or were associated, is not a guarantee of success with respect to any business combination that we may consummate. You should not rely on the historical record of our sponsor, directors or management team or their respective affiliates as indicative of future performance.

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

Our selection process has resulted in us pursuing the Btab Business Combination. Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business, such as Btab, is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Financial Position

With funds available for a business combination in the amount of approximately $14,215,318 as of December 31, 2024, representing the amount held in the trust account (and not yet reduced by the $4,025,000 of deferred underwriting fees), but including the $5,141 of offering proceeds held outside the trust account as of December 31, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third-party financing will be available to us.

See “Btab Business Combination” above for more information on the equity and financing arrangements in connection with the Btab Business Combination.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, such as Btab, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Btab, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC and subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case with the Btab Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

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

See “Btab Businss Combination” above for more information on the requisite approvals in connection with the Btab Business Combination.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2024, the amount in the trust account was approximately $11.99 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set fourth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

See “Btab Business Combinaion” above for more information on redemptions in connection with the Btab Business Combination.

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

On December 11, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2023 Meeting”). At the December 2023 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Second Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved.

On December 11, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2024 Meeting”). At the December 2024 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Third Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2024 to December 15, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional twelve months until December 15, 2025.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Under our current amended and restated memorandum and articles of association, we have until December 15, 2025 to consummate an initial business combination. If we have not consummated an initial business combination by such time, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 15, 2025. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If we do not consummate an initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $5,141 held outside the trust account as of December 31, 2024, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, based on the amount in the trust account as of December 31, 2024 the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.99 (before taking into account the withdrawal of interest to pay taxes, if any, and of up to $100,000 to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.99. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, such liability will not be greater than the amount of funds from our trust account received by any such shareholder. As of December 31, 2024, the amount held outside the trust account was $5,141.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.99 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty and/or may have acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages. We cannot assure you that claims will not be brought against us for these reasons.

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

Human Capital

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he devotes as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he devotes in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Until we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any material cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Btab, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.

Our executive offices are located at 1441 Broadway, 6th Floor, New York, NY 10018, and our telephone number is (917) 397-7625. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on the OTC Markets under the ticker symbols “WELUF,” “WELNF,” and “WELWF,” respectively.

(b)Holders

On April 15, 2025, there was one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item

201(e).

(f)Recent Sales of Unregistered Securities

None.

(g)Use of Proceeds from the Initial Public Offering

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

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 11, 2024, we held the December 2024 Meeting and our shareholders approved, among other things, the Third Charter Amendment, which extended the date by which we must consummate a business combination from December 13, 2024 to December 15, 2025 (or such earlier date as determined by the Board). In connection with the Third Charter Amendment, shareholders holding 3,069,636 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid approximately $36.7 million, or approximately $11.96 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2024:

			(c) Total number of	(d) Maximum number
	(a) Total		shares (or units)	(or approximate dollar
	number of		purchased as part of	value) of shares (or units)
	shares (or units)	(b) Average price	publicly announced	that may yet be purchased
Period	purchased	paid per share (or unit)	plans or programs	under the plans or programs
October 1 – October 31, 2024	—	—	—	—

November 1 – November 30, 2024	—	—	—	—

December 1 – December 31, 2024	3,069,636	$11.96	—	—

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

Overview

We are a blank check company incorporated in the Cayman Islands for the purpose of effecting an initial business combination with one or more businesses or entities. We consummated our initial public offering on December 13, 2021 and are currently in the process of consummating the Btab Business Combination.

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

We expect to incur significant costs in the pursuit of the Btab Business Combination and cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Sponsor Handover”), with IWH Sponsor LP and Sriram Associates, LLC, under which the Prior Sponsor transferred 2,012,500 Class B shares and 4,795,000 private placement warrants for a total purchase price of one dollar. The agreement also initiated a management change by appointing new officers and directors, and Sriram assumed several obligations including costs for a monthly extension, proxy statement filing, public reporting, D&O insurance premiums, legal fees, and certain existing liabilities. By December 31, 2024, a Sriram affiliate had contributed $2,933,387 towards these obligations and Trust Account deposits. The transaction closed on February 1, 2024, when Suntone Investment Pty Ltd, a Sriram designee, acquired the securities and assumed the role of Sponsor.

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

Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps. Subject to the approval and adoption of the Business Combination Agreement by the shareholders of the Company and Btab, on the date of the consummation of the Business Combination and following the domestication: (a) Purchaser Merger Sub will merge with and into the Company (the “Purchaser Merger”), with the Company as the surviving company in the Purchaser Merger and, as a result of the Purchaser Merger, the Company will become a wholly owned subsidiary of Pubco with the security holders of the Company receiving securities of Pubco with terms substantially equivalent to the terms of their securities of the Company, and (b) Company Merger Sub will merge with and into Btab (the “Company Merger”), with Btab as the surviving company in the Company Merger and, as a result of the Company Merger, Btab will become a wholly owned Subsidiary of Pubco. Upon the consummation of the transactions contemplated by the Business Combination Agreement, Pubco expects to be renamed “Btab Ecommerce Holdings, Inc.”

For more information regarding the Business Combination Agreement and the related agreements for the Btab Business Combination, please see “Item 1. Business”.

Recent Developments

On December 11, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2024 Meeting”). At the December 2024 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Third Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2024 to December 15, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional twelve months until December 15, 2025. In connection with the December 2024 Meeting, shareholders holding 3,069,636 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $36.7 million (approximately $11.96 per share) was removed from the Trust Account to pay such holders. Following redemptions, 1,185,481 Class A ordinary shares remain outstanding.

On December 13, 2024, the Company received written notice from the NYSE indicating that the staff of NYSE Regulation had determined to commence proceedings to delist the Company’s securities from the NYSE due to the Company’s failure to consummate a business combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years following the closing of the Company’s initial public offering. Trading in the Company’s securities was suspended immediately after market close on December 13, 2024. Following the suspension of trading on NYSE, the Company’s units, Class A ordinary shares and warrants have been trading on the OTC Markets under the ticker symbols “WELUF,” “WELNF,” and “WELWF,” respectively. NYSE filed a Form 25 with the SEC on January 2, 2025 to delist the securities from the NYSE.

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

For the year ended December 31, 2024, we had a net loss of $100,031. Net loss is comprised primarily of interest earned on cash held in the trust account of $1,969,968, offset by insurance expense amortization of $118,850, legal and accounting expenses of $1,346,772, listing fees of $85,000, formation and operating costs of $140,852, advertising and marketing expenses of $18,369 and administrative expenses-related party of $360,000 and administration expenses of $156.

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

For the year ended December 31, 2024, net cash provided by operating activities was $1,090,547. Net loss of $100,031 includes the $360,000 expense from the sponsor waiver of the administrative services fee, and offset by an increase of $830,578 in operating assets and liabilities.

For the year ended December 31, 2023, net cash provided by operating activities was $3,220,499. Net income of $1,491,456 was decreased by earnings on marketable securities held in the trust account of $103,081, and offset by an increase of $1,832,124 in operating assets and liabilities.

As of December 31, 2024 and 2023, we had cash and marketable securities held in the trust account of $14,215,318 and $47,466,611, respectively, (including redemptions of $36,721,262, interest income of $1,969,968, and $1,500,000 of deposits for extension payments for the year ending December 31, 2024 and redemptions of $77,625,038, dividend income of $3,877,306, interest income of $112,069, and $2,110,000 of deposits for extension payments for the year ending December 31, 2023.

As of December 31, 2024 and 2023, we had cash of $5,141 and $7,567 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the year ended December 31, 2024 and 2023, our sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Notes – Related Party

In March 2023, the prior sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the prior sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2023, the Company had borrowed $1,150,000, the maximum amount under the Extension Note with no repayments or additional borrowings under this note as of December 31, 2024.

In June 2023, the prior sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of December 31, 2024 to pay for four of six additional extensions from June 13, 2023 to October 13, 2023. Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram paid for the final two extension deposits to extend the time which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023, contributing $320,000 to the Trust Account. The contributions by a designee and affiliate of Sriram are not under the Second Extension Note and instead are recorded as a liability on the consolidated balance sheets.

In December 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2024, the Company has borrowed $1,500,000, the maximum amount under the Third Extension Note.

On January 14, 2025, the Company issued an amended and restated promissory note (the “Janaruy 2025 Note”) in the aggregate principal amount of up to $4,000,000 to the Sponsor. Such note amends and restates in its entirety the Third Extension Note. The Sponsor may elect to convert up to a maximum amount of $1.5 million of the unpaid principal balance under the January 2025 Note relating to working capital expenses into such number of ordinary shares (the “Conversion Shares”) equal to: (x) the portion of the principal amount of the January 2025 Note being converted divided by (y) the conversion price of $1.00, rounded up to the nearest whole number of ordinary shares. The Conversion Shares are issuable upon the consummation of the Company’s initial business combination.

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

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

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

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows. This material weakness continues to exist as of December 31, 2024.

As of December 31, 2024, we identified a material weakness related to the fact that the company has not yet designed and maintained effective controls related to errors in the presentation and disclosure of earnings per share related to accretion of Class A ordinary shares subject to possible redemption and accounting for complex transactions which resulted in an error in the classification of payments and recording of expenses.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal control over financial reporting as of December 31, 2024 due to the material weakness disclosed above.

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the above, there have been no changes to our internal control over financial reporting during the most recent quarter for the quarter December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Binson Lau	47	Chairman of the Board of Directors
Matthew Malriat	38	Chief Executive Officer, Chief Financial Officer and Director
Yueh Eric Seto	51	Director
Donald Fell	78	Director
Michael Peterson	61	Director
John Zhong Chen	64	Director
Suren Ajjarapu	54	Director

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

Matthew Malriat has served as our Chief Executive Officer since December 2024 and has served as our Chief Financial Officer and one of our directors since February 2024. Mr. Malriat is an active Certified Public Accountant (CPA) with over 10 years of experience in capital markets, corporate finance transactions, and audit services, including raising capital via IPOs, Special Purpose Acquisition Companies (SPACs), acquisitions and divestitures. He oversaw the SPAC mergers of Volta Inc. and Janus International Group, Inc., and after the mergers, he advised the new filers on SEC reporting and technical reporting matters as well including reviewing their financial statements. He has participated in various capacities on other similar transactions. Mr. Malriat’s transaction experience includes public and private transactions across a variety of end markets and product categories. He completed a secondment in Switzerland where he provided US GAAP and IFRS assurance and advisory services to public companies throughout Europe, Asia and the US. Mr. Malriat holds both a B.S. in Accounting and Computer Science from West Chester University of Pennsylvania. We believe he is well qualified to serve on our board of directors due to his extensive experience in public and private transactions in a variety of industries.

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

Suren Ajjarapu has served as one of our directors since January 2024 and served as our Chief Executive Officer from February 2024 to December 2024. Mr. Ajjarapu has served as a director and Chief Executive Officer and Chairman of Semper Paratus Acquisition Corp since June 2023. In addition to his involvement with Semper Paratus Acquisition Corp, Mr. Ajjarapu has served as Chief Executive Officer and Chairman of PowerUp Acquisition Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023, Chief Executive Officer and Chairman of Kernel Group Holdings, Inc. (Nasdaq:KRNL), a special purpose acquisition company, since December 2022, and Chief Executive Officer and Chairman of OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company, since March 2023. Mr. Ajjarapu currently serves Trxade Health, Inc. (Nasdaq: MEDS), a health services information technology company, as Chairman of the Board, Chief Executive Officer and Secretary and has served in these roles since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception in 2013. Mr. Ajjarapu is also currently serving as a director of Ocean Biomedical Inc. (Nasdaq: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), a biopharmaceutical company. Mr. Ajjarapu has also served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in the United States, since 2018 and as Chairman of the Board of Directors of Feeder Creek Group, Inc., a company involved in developing renewable natural gas sites in Iowa, since 2018. Mr. Ajjarapu was also a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwestern United States, from 2009 to 2012. We believe Mr. Ajjarapu’s management experience paired with his entrepreneurial skills and public company experience make him a valuable member of the Board.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as described above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Donald Fell and Matthew Malriat, will expire at our 2026 annual meeting of shareholders. The term of office of the second class of directors, consisting of Yueh Eric Seto and John Zhong Chen, will expire at our 2027 annual meeting of shareholders. The term of office of the third class of directors, consisting of Binson Lau, Suren Ajjarapu and Michael Peterson, will expire at our 2025 annual meeting of shareholders.

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

Trading Policies

On April 14, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 14, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,060,481 ordinary shares issued and outstanding as of April 14, 2025, consisting of (i) 1,185,481 Class A ordinary shares and (ii) 2,875,000 Class B ordinary shares. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares (2)		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Suntone Investment Pty Ltd (Sponsor)(3)	—	—	2,000,000	69.6%	49.3%
Matthew Malriat	—	—	—	—	—
Binson Lau	—	—	—	—	—
John Zhong Chen	—	—	—	—	—
Yueh Eric Seto	—	—	—	—	—
Donald Fell	—	—	—	—	—
Michael Peterson	—	—	—	—	—
Suren Ajjarapu	—	—	12,500	*	*
All directors and executive officers as a group (7 individuals)	—	—	2,012,500	70%	49.6%

Other 5% Shareholders
IWH Sponsor LP (4)	—	—	862,500	30%	21.2%

Shaolin Capital Management LLC (5)	232,200	19.6%	—	—	5.7%
Polar Asset Management Partners Inc.(6)	250,000	21.1%	—	—	6.2%
W.R. Berkley Corporation (7)	121,500	10.2%	—	—	3.0%
Mizuho Financial Group, Inc. (8)	376,499	31.8%	—	—	8.8%
Harraden Circle Investments, LLC (9)	100,000	8.4%	—	—	2.5%
*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Integrated Wellness Acquisition Corp, 1441 Broadway, 6th Floor, New York, NY 10018.

(2)

Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment. Class B Ordinary Shares otherwise have the same rights as Class A Ordinary Shares, except that prior to our initial business combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment and removal of directors.

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

(5)

According to a Schedule 13G filed on February 22, 2024 by Shaolin Capital Management LLC. Shaolin Capital Management LLC, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. Those shares held by Shaolin were reported as of February 22, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by Shaolin in connection with Third Charter Amendment or any other transactions after February 22, 2024. Accordingly, the number of Class A ordinary shares and the percentages set forth in the table may not reflect Shaolin’s current beneficial ownership. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(6)

According to a Schedule 13G filed on November 14, 2024 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the Class A ordinary shares directly held by PMSMF. Those shares held by Shaolin were reported as of November 14, 2024, as stated in the Schedule 13G, which does not reflect any redemption of shares by PMSMF in connection with Third Charter Amendment or any other transactions after November 14, 2024. Accordingly, the number of Class A ordinary shares and the percentages set forth in the table may not reflect Shaolin’s current beneficial ownership. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	According to a Schedule 13G filed on January 30, 2025 by W. R. Berkley Corporation and Berkley Insurance Company. The business address is 475 Steamboat Road, Greenwich, CT 06830.
(8)

According to a Schedule 13G filed on February 13, 2025 by Mizuho Finncial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of Mizuho Finncial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(9)

According to a Schedule 13G jointly filed on December 26, 2024 by i) Harraden Circle Investments, LLC (“Harraden Adviser”); ii)Harraden Circle Investors GP, LP (“Harraden GP”); iii) Harraden Circle Investors GP, LLC (“Harraden LLC”); iv) Harraden Circle Investors, LP (“Harraden Fund”), v) Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”); and vi) Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”). The business address of these entities is 299 Park Avenue, 21st Floor, New York, NY 10171.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Btab Business Combination, please see “Item 1. Business”.

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

In March 2023, we issued an unsecured promissory note to our prior sponsor (the “Extension Note”) in connection with the extension payment made by the prior sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, we issued an additional unsecured promissory note to the prior sponsor (the “Second Extension Note”) in connection with the shareholder approval to extend the date which the Company must consummate an initial business combination from June 13, 2023 for up to an additional six months to December 13, 2023. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, of which the Company has borrowed $640,000 as of December 31, 2024.

On November 8, 2023, the Company entered into a purchase agreement (the “Sponsor Handover”), with IWH Sponsor LP and Sriram Associates, LLC, under which the Prior Sponsor transferred 2,012,500 Class B shares and 4,795,000 private placement warrants for a total purchase price of one dollar. The agreement also initiated a management change by appointing new officers and directors, and Sriram assumed several obligations including costs for a monthly extension, proxy statement filing, public reporting, D&O insurance premiums, legal fees, and certain existing liabilities. By December 31, 2024, a Sriram affiliate had contributed $2,933,387 towards these obligations and Trust Account deposits. The transaction closed on February 1, 2024, when Suntone Investment Pty Ltd, a Sriram designee, acquired the securities and assumed the role of Sponsor.

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

On January 14, 2025, we issued an amended and restated promissory note (the “Janaruy 2025 Note”) in the aggregate principal amount of up to $4,000,000 to the Sponsor. Such note amends and restates in its entirety the Third Extension Note. The Sponsor may elect to convert up to a maximum amount of $1.5 million of the unpaid principal balance under the January 2025 Note relating to working capital expenses into such number of ordinary shares (the “Conversion Shares”) equal to: (x) the portion of the principal amount of the January 2025 Note being converted divided by (y) the conversion price of $1.00, rounded up to the nearest whole number of ordinary shares. The Conversion Shares are issuable issued upon the consummation of our initial business combination.

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

We currently maintain our executive offices at 1441 Broadway, 6th Floor, New York, NY 10018. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE until the completion of our initial business combination or our liquidation. The sponsor has waived payments of the $10,000 per month fee.

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

For more information on the agreements entered into in connection with the Btab Business Combination. See “Item 1. Business.”

Director Independence

NYSE listing rules require that a majority of a company’s board of directors be independent within one year of its initial public offering. An “independent director” is defined generally as a person that satisfies the applicable objective standards set forth in the listing rules and that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of John Zhong Chen, Yueh Eric Seto, Donald Fell and Michael Peterson is an independent director under applicable SEC and the NYSE listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10 - Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $190,326 and $199,540, respectively. The above amounts include interim procedures and audit fees, S-4 filing fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023, we did not pay BDO any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees

We did not pay BDO for any other services for the years ended December 31, 2024 and 2023.

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

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated Wellness Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

April 15, 2025

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$5,141	$7,567
Due from related party	1,341	—
Total Current Assets	6,482	7,567
Non-current Assets
Cash held in Trust Account	14,215,318	47,466,611
Total Non-current Assets	14,215,318	47,466,611
TOTAL ASSETS	$14,221,800	$47,474,178

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,943,887	$1,179,943
Account payable	416,319	348,345
Due to related party	233,229	233,229
Due to Suntone	—	556,390
Promissory note – Suntone	2,933,387	—
Promissory note – related party	1,790,000	1,790,000
Total Current Liabilities	7,316,823	4,107,907
Non-current Liabilities
Deferred underwriting commissions	4,025,000	4,025,000
Total Non-current Liabilities	4,025,000	4,025,000
Total Liabilities	11,341,823	8,132,907

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 1,185,481 and 4,255,117 shares issued and outstanding at redemption value as of December 31, 2024 and 2023	14,215,318	47,466,611

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 1,185,481 and 4,255,117 shares subject to possible redemption as of December 31, 2024 and 2023)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(11,335,628)	(8,125,628)
Total Shareholders’ Deficit	(11,335,340)	(8,125,340)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$14,221,800	$47,474,178

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2024	2023
Formation and operating costs	$140,852	$385,996
Accounting and legal expenses	1,346,772	1,528,977
Listing fees	85,000	85,000
Insurance expense	118,850	334,739
Advertising and marketing expenses	18,369	162,530
Administrative expenses - related party	360,000	—
Administrative expenses	156	677
Operating expenses	2,069,999	2,497,919
Loss from operations	(2,069,999)	(2,497,919)

Other income:
Earnings on marketable securities held in Trust Account	—	3,877,306
Interest earned on cash held in Trust Account	1,969,968	112,069
Total other income	1,969,968	3,989,375
Net (loss) income	$(100,031)	$1,491,456

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	4,104,151	7,914,564
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.33	$0.34

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.51)	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)
Redemption of Class A ordinary shares	(3,069,636)	(36,721,262)	—	—	—	—	—
Sponsor waiver of administrative services fee	—	—	—	—	360,000	—	360,000
Accretion of Class A ordinary shares to redemption amount	—	3,469,969	—	—	(360,000)	(3,109,969)	(3,469,969)
Net income	—	—	—	—	—	(100,031)	(100,031)
Balance as of December 31, 2024	1,185,481	$14,215,318	2,875,000	$288	$—	$(11,335,628)	$(11,335,340)

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	11,500,000	$118,992,274	2,875,000	$288	$—	$(3,517,709)	$(3,517,421)
Redemption of Class A ordinary shares	(7,244,883)	(77,625,038)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	6,099,375	—	—	—	(6,099,375)	(6,099,375)
Net income	—	—	—	—	—	1,491,456	1,491,456
Balance as of December 31, 2023	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(100,031)	$1,491,456
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Sponsor waiver of administrative services fee	360,000	—
Earnings on marketable securities held in Trust Account	—	(103,081)
Changes in current assets and current liabilities:
Prepaid expenses	—	365,545
Accounts payable and accrued expenses	831,919	1,258,850
Due to related party	—	207,729
Due from related party	(1,341)	—
Net cash provided by operating activities	1,090,547	3,220,499

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(160,000)
Reinvestment of earnings on Trust Account	—	(3,774,225)
Purchase of marketable securities in Trust Account	—	(1,950,000)
Proceeds from redemption of cash and marketable securities held in Trust Account	—	124,979,580
Net cash provided by investing activities	—	119,095,355

Cash Flows from Financing Activities:
Payment of shareholder redemptions	(36,721,262)	(77,625,038)
Proceeds from promissory note – related party	—	1,790,000
Payments and deposits made by Suntone	976,894	556,390
Payments made by Suntone under promissory note - Suntone	1,400,102	—
Net cash used in financing activities	(34,344,266)	(75,278,648)

Net Change in Cash and Cash held in Trust Account	(33,253,719)	47,037,206
Cash and cash held in Trust – Beginning	47,474,178	436,972
Total cash and cash held in Trust Account – Ending	$14,220,459	$47,474,178

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,469,969	$6,099,375
Transfer of Due to Suntone amounts to Promissory Note - Suntone	$1,533,284	$—
Due to Suntone	$—	$566,390

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Integrated Wellness Acquisition Corp (the “Company” or “IWAC”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). IWAC Holding Company Inc., a Delaware corporation, a wholly - owned subsidiary of the Company (“Pubco”) was incorporated on August 8, 2024. IWAC Purchaser Merger Sub II Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Purchaser Merger Sub”) was incorporated on August 9, 2024. IWAC Company Merger Sub Inc., a Georgia corporation and a wholly - owned subsidiary of Pubco (“Company Merger Sub”) was incorporated on August 12, 2024. IWAC Holdings Inc. and its subsidiary IWAC Purchaser Merger Sub Inc., incorporated on January 19, 2023, are Delaware corporations and wholly - owned subsidiaries of the Company that are dormant since the termination of the proposed business combination with Refreshing USA, LLC on September 26, 2023. IWAC Georgia Merger Sub, Inc. incorporated on May 17, 2024, a Georgia corporation and a wholly owned subsidiary of IWAC is dormant since the parties entered into the Btab Business Combination Agreement on August 26, 2024.

Sponsor and Initial Financing

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying and negotiating with a target for a Business Combination. The Company generates non-operating income in the form of earnings and interest on marketable securities and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Sponsor Handover

On November 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with IWH Sponsor LP, the Prior Sponsor, and Sriram Associates, LLC ( “Sriram”), pursuant to which, the Prior Sponsor agreed to transfer to Sriram or its designees (i) 2,012,500 of the Company’s Class B ordinary shares and (ii) 4,795,000 of the Company’s private placement warrants for a total purchase price of one dollar (the “Transfer”). In connection with the Transfer, new persons were to be appointed officers and directors of the Company and the Company agreed to take such actions necessary to effectuate such changes (the “Management Change”). The Transfer, the Management Change and the other transactions contemplated by the Purchase Agreement are hereinafter referred to as the “Sponsor Handover.”

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly extension payments of $160,000, (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii) satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of December 31, 2024, a designee and affiliate of Sriram has paid $2,933,387 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

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

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders of the Company approved, among other things, a proposal by special resolution to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023. An aggregate of $160,000 (representing $0.03 per public share) was deposited into the Trust Account for each of the six one - month extension through December 13, 2023. During the fiscal year eneded December 31, 2023, the Company exercises six one - month extensions, depositing an aggregate $960,000 into the Trust Account to extend the date by which the Company had to consummate an initial business combination through December 13, 2023.

In connection with the Meeting, holders of 6,108,728 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $64,980,943 was removed from the Trust Account to pay such holders.

On December 11, 2023, the Company held an extraordinary general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders of the Company approved, among other things, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from December 13, 2023 to December 13, 2024. An aggregate of $125,000 (representing $0.03 per public share) was deposited into the Trust Account for each of the twelve one - month extensions through December 13,

2024. As of December 31, 2024 an aggregate of $1,500,000 was deposited into the Trust Account to extend the date by which the Company has to consummate an initial business combination through December 13, 2024.

In connection with the December Meeting, holders of 1,136,155 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $12,644,095 was removed from the Trust Account on December 13, 2023 to pay such holders.

On December 11, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2024 Meeting”). At the December 2024 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Third Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2024 to December 15, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional twelve months until December 15, 2025 (the “Termination Date”).

In connection with the December 2024 Meeting, holders of 3,069,636 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $36,721,262 was removed from the Trust Account on December 13, 2024 to pay such holders.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Termination Date. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by the Termination Date. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Termination Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share amount in the Trust Account.

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

On May 30, 2024, the Company entered into a Business Combination Agreement with IWAC Georgia Merger Sub, Inc., a Georgia corporation and a wholly owned subsidiary of the Company, and Btab Ecommerce Group, Inc., a Georgia corporation (“Btab”).

On August 26, 2024, the Company and Btab entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with Pubco, Purchaser Merger Sub, and Company Merger Sub, and acknowledging and agreeing solely with respect to Section 2.1 (a) (ii) thereof, Binson Lau. The Business Combination Agreement amended, restated and superseded the Original Business Combination Agreement. Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps. Subject to the approval and adoption of the Business Combination Agreement by the shareholders of the Company and Btab, on the date of the consummation of the Business Combination and following the Domestication (as defined below): (a) Purchaser Merger Sub will merge with and into IWAC (the “Purchaser Merger”), with the Company as the surviving company in the Purchaser Merger and, as a result of the Purchaser Merger, the Company will become a wholly owned Subsidiary of Pubco with the security holders of the Company receiving securities of Pubco with terms substantially equivalent to the terms of their securities of the Company, and (b) Company Merger Sub will merge with and into Btab, with Btab as the surviving company in the Company Merger and, as a result of the Company Merger, Btab will become a wholly owned Subsidiary of Pubco. Upon the consummation of the transactions contemplated by the Business Combination Agreement (the transactions contemplated by the Business Combination Agreement, the “Btab Business Combination”), Pubco expects to be renamed “Btab Ecommerce Holdings, Inc.”

The Transaction consideration to be paid by Pubco to the shareholders of Btab as of immediately prior to the Company Merger Effective Time (the “Btab Shareholders”) for their Btab Common Shares and their Btab Class V Shares shall be an aggregate amount equal to $250,000,000 (the “IWAC Equity Value”). The Transaction consideration shall be paid solely by Pubco issuing an aggregate of 25,000,000 new shares of common stock to the Btab Shareholders, consisting of 24,900,000 Pubco Class A Common Shares (the “Aggregate Class A Share Consideration”) and 100,000 Pubco Class V Common Shares (the “Aggregate Class V Share Consideration”), with each Pubco Class A Common Share and each Pubco Class V Common Share valued at $10.00 per share.

On December 13, 2024, the Company received written notice from the NYSE indicating that the staff of NYSE Regulation had determined to commence proceedings to delist the Company’s securities from the NYSE due to the Company’s failure to consummate a business combination within the shorter of (i) the time period specified by its constitutive documents or by contract or (ii) three years following the closing of the Company’s initial public offering. Trading in the Company’s securities was suspended immediately after market close on December 13, 2024. Following the suspension of trading on NYSE, the Company’s units, Class A ordinary shares and warrants have been trading on the OTC Markets under the ticker symbols “WELUF,” “WELNF,” and “WELWF,” respectively. NYSE filed a Form 25 with the SEC on January 2, 2025 to delist the securities from the NYSE.

Going Concern

As of December 31, 2024, the Company had $5,141 in cash and a working capital deficit of $7,310,341. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2024 or 2023.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of December 31, 2024, substantially all of the assets were held in cash deposits. For the year ended December 31, 2023, dividend income is included in other income as earnings on marketable securities held in the Trust Account in the consolidated statements of operations. For the year ended December 31, 2024, interest income is included in other income as interest earned on cash held in the Trust Account.

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

The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of December 31, 2024 and 2023.

Tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2024, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Redemption of Class A ordinary shares subject to possible redemption	(77,625,038)
Re-measurement of Class A ordinary shares subject to possible redemption	6,099,375
Class A ordinary shares subject to possible redemption, December 31, 2023	47,466,611
Re-measurement of Class A ordinary shares subject to possible redemption	(36,721,262)
Class A ordinary shares subject to possible redemption, December 31, 2024	3,469,969
Class A ordinary shares subject to possible redemption, December 31, 2024	$14,215,318

Net Income (Loss) Per Ordinary Share

The consolidated statements of operations include a presentation of income (loss) per Class A redeemable ordinary share and loss per Class B non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and Class B non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares.

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the year ended December 31, 2024 and 2023, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Net income	$(100,031)
Accretion of temporary equity to redemption value	(3,469,968)
Net loss including accretion of temporary equity to redemption value	$(3,569,999)

	For the Year Ended
	December 31, 2024
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,099,369)	$(1,470,630)
Allocation of accretion of temporary equity to redemption value	3,469,969	—
Allocation of net income (loss)	$1,370,599	$(1,470,630)

Denominator:
Weighted-average shares outstanding	4,104,151	2,875,000
Basic and diluted net income (loss) per share	$0.33	$(0.51)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2023:

For the Year Ended
December 31, 2023
Net income	$1,491,456
Accretion of temporary equity to redemption value	(6,099,375)
Net loss including accretion of temporary equity to redemption value	$(4,607,919)

	For the Year Ended
	December 31, 2023
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,380,087)	$(1,227,832)
Allocation of accretion of temporary equity to redemption value	6,099,375	—
Allocation of net income (loss)	$2,719,288	$(1,227,832)

Denominator:
Weighted-average shares outstanding	7,914,564	2,875,000
Basic and diluted net income (loss) per share	$0.34	$(0.43)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In March 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Amendments to the Segment Reporting Model.” This update aims to improve the transparency and consistency of segment reporting and enhances the information provided to users of financial statements by requiring companies to disclose additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU on January 1, 2024 and has included the applicable disclosures.

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

Promissory Note — Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor for the Initial Extension. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2024, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

In June 2023, the Prior Sponsor issued an additional unsecured promissory note to the Company (the “Second Extension Note”) in connection with the shareholder approval of the Second Extension. The Second Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. The Second Extension Note has a principal amount up to $960,000, and the Prior Sponsor previously deposited $64,000 pursuant to such note to extend the time by which the Company has to complete an initial Business Combination from June 13, 2023 to October 13, 2023.

As of December 31, 2024 and 2023, the Company had borrowed $1,150,000 under the Extension Note and $640,000 under the Second Extension Note for aggregate borrowings of $1,790,000. These amounts are recorded to Promissory note – related party on the consolidated balance sheets.

Promissory Note – Suntone

In connection with the Second Extension, Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram contributed $320,000 to the Trust Account for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023. The contributions made by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded to Promissory note – Suntone as of December 31, 2024 and Due to Suntone as of December 31, 2023 on the consolidated balance sheets.

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

On June 18, 2024, Sriram assigned the Third Extension Note (the “Assignment”) by and between Sriram, as assignor, and Suntone, as assignee.

As of December 31, 2024 the Company has borrowed $2,933,387 under the Third Extension Note. This amount includes $1,533,284 of amounts previously classified as a Due to Suntone liability on the consolidated balance sheets, and $1,400,102 of additional deposits and payments made by Suntone on behalf of the Company subsequent to the Assignment. These amounts are recorded to Promissory note – Suntone on the consolidated balance sheets.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Both the Prior Sponsor and Sriram have waived these payments under this agreement, which the Company accounts for as capital contributions. For the year ended December 31, 2024 and 2023, the Company recorded $360,000 and $0 to Administrative Expense – Related Party on the consolidated statements of operations, respectively, which includes an out-of-period adjustment to account for the $10,000 monthly administrative services fee incurred for the years ended December 31, 2023 and 2022, or $240,000 in the aggregate.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business

Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, no Working Capital Loans were outstanding.

Due from Related Party

As of December 31, 2024 and 2023, the Prior owed the Company $1,341 and $0, respectively, for payments made by the Company on behalf of the Sponsor.

Due to Related Party

As of December 31, 2024 and 2023, the Company owes the Prior $233,229 and $233,229, respectively, for payments made by the Sponsor on behalf of the Company.

Due to Suntone

Subsequent to the Sponsor Handover, Suntone has paid for ongoing and outstanding obligations of the Company and extension deposits. As of December 31, 2024 and December 31, 2023, Suntone has made payments in the aggregate of $2,933,387 and $556,390, respectively. As Suntone will be repaid for these amounts, the Company recorded payments made on behalf of the Company to Due to Suntone on the consolidated balance sheets.

The Company and Sriram formalized repayment terms in accordance with the Assignment of the Third Extension Note on June 18, 2024. As such, $1,533,284 of amounts recorded to Due to Suntone on the consolidated balance sheets as of June 18, 2024 have been reclassified to Promissory note – Suntone on the consolidated balance sheets as of December 31, 2024.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholder meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. In connection with the shareholders meeting on December 11, 2024, holders of Class A ordinary shares redeemed 3,069,636 shares for cash. Accordingly, at December 31, 2024 and 2023, there were 1,185,481 and 4,255,117 Class A ordinary shares issued and outstanding subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one operating segment.

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income or loss that is reported on the statements of operations. The CODM uses net income or loss to manage the business and ensure sufficient capital is available to complete a business combination within the required period. The CODM also reviews significant expenses, consistent with those reported in the statements of operations, to ensure alignment with contractual agreements and budget expectations. Segment assets are reported as total assets on the balance sheets. All components included in net income or loss are described within their respective disclosures in the financial statements.

NOTE 7 — SUBSEQUENT EVENTS

On January 14, 2025, the Company issued an amended and restated promissory note (the “January 2025 Note”) in the aggregate principal amount of up to $4,000,000 to the Sponsor. Such note amends and restates in its entirety the Third Extension Note. The Sponsor may elect to convert up to a maximum amount of $1.5 million of the unpaid principal balance under the January 2025 Note relating to working capital expenses into such number of ordinary shares (the “Conversion Shares”) equal to: (x) the portion of the principal amount of the January 2025 Note being converted divided by (y) the conversion price of $1.00, rounded up to the nearest whole number of ordinary shares. The promissory note is payable in cash or the conversion Shares are issuable upon the consummation of the Company’s initial business combination.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and BTIG, LLC. (3)
2.1+

Amended and Restated Business Combination Agreement, dated as of August 26, 2024, by and among the Company, IWAC Holding Company Inc., IWAC Purchaser Merger Sub II Inc., IWAC Company Merger Sub Inc., Btab Ecommerce Group, Inc. and Binson Lau (solely with respect to Section 2.1(a)(ii) thereof. (7)

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. (5)
3.3	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. (6)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental, as trustee. (3)
10.2	Registration Rights Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the other parties listed on the signature page thereto. (3)
10.3	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.4	Form of Indemnity Agreement. (2)
10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.6	Promissory Note, dated as of July 7, 2021, issued by the Company to IWH Sponsor LP. (1)
10.7	Securities Subscription Agreement, dated as of July 7, 2021, between the Company and IWH Sponsor LP. (1)
10.8	Letter Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the Company’s officers and directors. (3)
10.9	Amended and Restated Promissory Note issued to Suntone Investment Pty Ltd, dated January 14, 2025 (9)
10.10	Form of Shareholder Support Agreement, dated May 30, 2024 by and among the Company, Btab Ecommerce Group, Inc., and the shareholders signed thereto. (8)
10.11

Sponsor Letter Agreement, dated as of May 30, 2024, by and among Suntone Investment Pty Ltd., the Company, Btab Ecommerce Group, Inc., and those certain holders of Integrated Wellness Acquisition Corp Class B shares set forth on the signature pages therein. (8)

10.12	Form of Lock-Up Agreement by and among the Company and certain holders therein. (8)
14	Code of Ethics. (2)
19*	Insider Trading Policies and Procedures, adopted April 14, 2025.
31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy adopted as of November 30, 2023 (10)
99.1	Charter of the Compensation Committee (amended) (10)
99.2	Charter of the Audit Committee (amended) (10)
99.3	Charter of Nominating and Corporate Governance Committee (10)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
+

The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 (b) (2) of Regulation S - K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260713), filed with the SEC on November 3, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260713), filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2024.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 27, 2024.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2025.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025	INTEGRATED WELLNESS ACQUISITION CORP

	By:	/s/ Matthew Malriat
	Name:	Matthew Malriat
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Malriat	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2025
Matthew Malriat	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Binson Lau	Chairman of the Board	April 15, 2025
Binson Lau

/s/ Yueh Eric Seto	Director	April 15, 2025
Yueh Eric Seto

/s/ Donald Fell	Director	April 15, 2025
Donald Fell

/s/ Michael Peterson	Director	April 15, 2025
Michael Peterson

/s/ John Zhong Chen	Director	April 15, 2025
John Zhong Chen

/s/ Suren Ajjarapu	Director	April 15, 2025
Suren Ajjarapu