Form 10-Q
period 2025-06-30
Integrated Wellness Acquisition Corp
filed 2025-09-05
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of September 5, 2025, there were 1,185,481 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRATED WELLNESS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash	$4,030	$5,141
Due from related party	2,400	1,341
Total Current Assets	6,430	6,482
Non-current assets:
Restricted Cash and Cash held in Trust Account	14,765,219	14,215,318
Total Non-current Assets	14,765,219	14,215,318
TOTAL ASSETS	$14,771,649	$14,221,800

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,268,760	$1,943,887
Accounts payable	424,473	416,320
Due to related party	233,229	233,229
Promissory note – Suntone	3,407,063	2,933,387
Promissory note – related party	1,790,000	1,790,000
Total Current Liabilities	8,123,525	7,316,823
Non-current liabilities:
Deferred underwriter’s fee payable	4,025,000	4,025,000
Total Noncurrent Liabilities	4,025,000	4,025,000
Total Liabilities	12,148,525	11,341,823

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,185,481 shares issued and outstanding at redemption value	14,765,219	14,215,318

Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; no shares issued and outstanding (excluding 1,185,481 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(12,142,383)	(11,335,628)
Total Shareholders’ Deficit	(12,142,095)	(11,335,340)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$14,771,649	$14,221,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Formation and operating costs	$21,192	$27,502	$212,929	$73,970
Accounting and legal expenses	63,590	498,364	222,653	683,871
Listing fees	—	21,250	—	42,500
Insurance expense	25,562	24,988	50,440	43,850
Advertising and marketing	—	—	—	18,369
Administrative expenses – related party	30,000	30,000	60,000	300,000
Administrative expenses	—	—	—	158
Total operating expenses	140,344	602,104	546,022	1,162,718
Loss from operations	(140,344)	(602,104)	(546,022)	(1,162,718)

Other income:
Interest earned on cash held in Trust Account	115,991	523,726	229,168	1,047,210
Total other income	115,991	523,726	229,168	1,047,210
Net loss	$(24,353)	$(78,378)	$(316,854)	$(115,508)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	1,185,481	4,255,117	1,185,481	4,255,117
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.16	$0.07	$0.25	$0.17

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.07)	$(0.14)	$(0.21)	$(0.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	1,185,481	$14,215,318	2,875,000	$288	$—	$(11,335,628)	$(11,335,340)
Sponsor waiver of administrative services fee	—	—	—	—	30,000	—	30,000
Accretion of Class A ordinary shares to redemption amount	—	273,217	—	—	(30,000)	(243,217)	(273,217)
Net loss	—	—	—	—	—	(292,501)	(292,501)
Balance – March 31, 2025	1,185,481	$14,488,535	2,875,000	$288	$—	$(11,871,346)	$(11,871,058)
Sponsor waiver of administrative services fee	—	—	—	—	30,000	—	30,000
Accretion of Class A ordinary shares to redemption amount	—	276,684	—	—	(30,000)	(246,684)	(276,684)
Net loss	—	—	—	—	—	(24,353)	(24,353)
Balance – June 30, 2025	1,185,481	$14,765,219	2,875,000	$288	$—	$(12,142,383)	$(12,142,095)

	Class A		Class B		Additional		Total
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)
Sponsor waiver of administrative services fee	—	—	—	—	270,000	—	270,000
Accretion of Class A ordinary shares to redemption amount	—	1,023,484	—	—	(270,000)	(753,484)	(1,023,484)
Net loss	—	—	—	—	—	(37,130)	(37,130)
Balance – March 31, 2024	4,255,117	$48,490,095	2,875,000	$288	$—	$(8,916,242)	$(8,915,954)
Sponsor waiver of administrative services fee	—	—	—	—	30,000	—	30,000
Accretion of Class A ordinary shares to redemption amount	—	898,727	—	—	(30,000)	(868,727)	(898,727)
Net loss	—	—	—	—	—	(78,378)	(78,378)
Balance – June 30, 2024	4,255,117	$49,388,822	2,875,000	$288	$—	$(9,863,347)	$(9,863,059)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(316,854)	$(115,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Sponsor waiver of administrative services fee	60,000	300,000
Changes in operating assets and liabilities:
Prepaid expenses	—	(99,457)
Accounts payable and accrued expenses	333,027	570,994
Due from related party	(1,059)	(965)
Net cash provided by operating activities	75,114	655,064

Cash Flows from Financing Activities:
Payments made by Suntone under promissory note – Suntone	473,676	1,265,097
Net cash provided by financing activities	473,676	1,265,097

Net Change in Restricted Cash and Cash held in Trust Account	548,790	1,920,161
Restricted cash and cash held in Trust Account – Beginning	14,220,459	47,474,178
Restricted cash and cash held in Trust Account – Ending	$14,769,249	$49,394,339

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$549,901	$1,922,211
Transfer of Due to Suntone amounts to Promissory Note – Suntone	—	$1,533,284

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

Sponsor and Initial Financing

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying and negotiating with a target for a Business Combination. The Company generates non-operating income in the form of earnings and interest on marketable securities and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly extension payments of $160,000, (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii) satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of June 30, 2025, a designee and affiliate of Sriram has paid $3,407,063 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

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

On December 11, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2024 Meeting”). At the December 2024 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Third Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 13, 2024 to December 15, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional twelve months until December 15, 2025 (the “Termination Date”) provided additional extension payments are made each month. As of September 5, 2025, the Company has exercised nine (9) additional one-month extension periods, depositing an aggregate of $481,180 into the Trust Account, thereby extending the time by which the Company must complete an initial business combination to September 13, 2025. Three payments were made after June 30, 2025.

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

Going Concern

As of June 30, 2025 and December 31, 2024, the Company had $4,030 and $5,141 in cash, respectively, and a working capital deficit of $8,117,096 and $7,310,341, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

The Company’s ability to complete the Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate the Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete the Business Combination.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2025 or December 31, 2024.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of June 30, 2025 and December 31, 2024, substantially all of the assets were held in cash deposits. Dividend income, if any, is included in other income as earnings on marketable securities held in the Trust Account, interest income is included in other income as interest earned on cash held in the Trust Account, and accrued dividend income, if any, is included in other income as unrealized (loss) gain on marketable securities held in the Trust Account in the condensed consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of June 30, 2025 and December 31, 2024.

Tax positions must initially be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of June 30, 2025, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Redemption of Class A ordinary shares subject to possible redemption	(77,625,038)
Re-measurement of Class A ordinary shares subject to possible redemption	6,099,375
Class A ordinary shares subject to possible redemption, December 31, 2023	47,466,611
Re-measurement of Class A ordinary shares subject to possible redemption	(36,721,262)
Class A ordinary shares subject to possible redemption, December 31, 2024	3,469,968
Class A ordinary shares subject to possible redemption, December 31, 2024	14,215,318
Re-measurement of Class A ordinary shares subject to possible redemption	273,217
Class A ordinary shares subject to possible redemption, March 31, 2025	$14,488,535
Re-measurement of Class A ordinary shares subject to possible redemption	276,684
Class A ordinary shares subject to possible redemption, June 30, 2025	$14,765,219

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the three and six months ended June 30, 2025 and 2024, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three and six months ended June 30, 2025:

For the Three Months Ended
June 30, 2025
Net loss	$(24,353)
Accretion of temporary equity to redemption value	(276,684)
Net loss including accretion of temporary equity to redemption value	$(301,037)

	For the Three Months Ended
	June 30, 2025
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(87,890)	$(213,148)
Allocation of accretion of temporary equity to redemption value	276,684	—
Allocation of net income (loss)	$188,794	$(213,148)

Denominator:
Weighted-average shares outstanding	1,185,481	2,875,000
Basic and diluted net income (loss) per share	$0.16	$(0.07)

For the Six Months Ended
June 30, 2025
Net loss	$(316,854)
Accretion of temporary equity to redemption value	(549,901)
Net loss including accretion of temporary equity to redemption value	$(866,755)

	For the Six Months Ended
	June 30, 2025
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(253,054)	$(613,701)
Allocation of accretion of temporary equity to redemption value	549,901	—
Allocation of net income (loss)	$296,847	$(613,701)

Denominator:
Weighted-average shares outstanding	1,185,481	2,875,000
Basic and diluted net income (loss) per share	$0.25	$(0.21)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three and six months ended June 30, 2024:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2025 and December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Promissory Note — Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor for the Initial Extension. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of June 30, 2025, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

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

As of June 30, 2025 and December 31, 2024, the Company had borrowed $1,150,000 under the Extension Note and $640,000 under the Second Extension Note for aggregate borrowings of $1,790,000. These amounts are recorded to Promissory note – related party on the condensed consolidated balance sheets.

Promissory Note – Suntone

In connection with the Second Extension, Sriram assumed the monthly extension deposits and a designee and affiliate of Sriram contributed $320,000 to the Trust Account for the final two extension deposits to extend the time by which the Company has to complete an initial Business Combination from October 13, 2023 to December 13, 2023. The contributions made by a designee and affiliate of Sriram were not pursuant to the Second Extension Note and instead are recorded to Promissory note - Suntone as of June 30, 2025 and December 31, 2024 on the condensed consolidated balance sheets.

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

As of June 30, 2025, the Company has borrowed $3,407,063 under the Third Extension Note.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Both the Prior Sponsor and Sriram have waived these payments, which the Company accounts for as capital contributions. For the six months ended June 30, 2025 and 2024, the Company has recorded $60,000 and $300,000 to Administrative

Expense – Related Party on the condensed consolidated statements of operations, respectively. The balance for the six months ended June 30, 2024 includes an out-of-period adjustment to account for the $10,000 monthly administrative services fee incurred for the years ended December 31, 2023 and 2022, or $240,000 in the aggregate.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

Due from Related Party

As of June 30, 2025 and December 31, 2024, the Sponsor owed the Company $2,400 and $1,341, respectively, for payments made by the Company on behalf of the Sponsor.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company owed the Sponsor $233,229 for payments made by the Sponsor on behalf of the Company.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholders meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. In connection with the shareholders meeting on December 11, 2024, holders of Class A ordinary shares redeemed 3,069,636 shares for cash. Accordingly, at June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued and outstanding, except for 1,185,481 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Overview

We are a blank check company incorporated in the Cayman Islands for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our initial business combination. We expect to incur significant costs in connection with our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

For more information about the Btab Business Combination Agreement and the related agreements for the Btab Business Combination, please see the registration statement on Form S-4, as amended, which included a proxy statement/prospectus that was initially filed with the SEC on July 29, 2025 in connection with the Btab Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been related to the Company’s formation, the initial public offering, identifying a target for a Business Combination and consummation of the Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest and earnings on cash marketable securities held in the Trust Account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $24,353. Net loss is comprised primarily of formation and operating costs of $21,192, accounting and legal expenses of $63,590, insurance expense of $25,562, and administrative expenses due to related party of $30,000, offset by interest earned on cash held in the Trust Account of $115,991.

For the six months ended June 30, 2025, we had a net loss of $316,854. Net loss is comprised primarily of formation and operating costs of $212,929, accounting and legal expenses of $222,653, insurance expense of $50,440, and administrative expenses due to related party of $60,000, offset by interest earned on cash held in the Trust Account of $229,168.

For the three months ended June 30, 2024, we had a net loss of $78,378. Net loss is comprised primarily of formation and operating costs of $27,502, accounting and legal expenses of $498,364, listing fees of $21,250, insurance expense of $24,988, and administrative expenses due to related party of $30,000, offset by interest earned on cash held in the Trust Account of $523,726.

For the six months ended June 30, 2024, we had a net loss of $115,508. Net loss is comprised primarily of formation and operating costs of $73,970, accounting and legal expenses of $683,871, listing fees of $42,500, insurance expense of $43,850, advertising and marketing expenses of $18,369, administrative expenses of $158, and administrative expenses due to related party of $300,000, offset by interest earned on cash held in the Trust Account of $1,047,210.

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

For the six months ended June 30, 2025, net cash provided by operating activities was $75,114. Net loss of $316,854 was decreased by the Sponsor waiver of administrative services fees of $60,000 and $331,968 related to changes in operating assets and liabilities.

For the six months ended June 30, 2024, net cash provided by operating activities was $655,064. Net loss of $115,508 was decreased by the Sponsor waiver of administrative services fees of $300,000 and $470,572 related to changes in operating assets and liabilities.

As of June 30, 2025, we had cash held in the Trust Account of $14,765,219 (including $229,168 of interest earned on cash held in the Trust Account for the six months ended June 30, 2025.

As of June 30, 2025, we had cash of $4,030 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to close our business combination with Btab.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the three months ended June 30, 2025 and the year ended December 31, 2024, our sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Note – Related Party

In March 2023, the Prior Sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the Prior Sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of June 30, 2025, the Company had borrowed $1,150,000, the maximum amount under the Extension Note with no repayments or additional borrowings.

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

On January 14, 2025, the Company issued an amended and restated promissory note (the “January 2025 Note”) in the aggregate principal amount of up to $4,000,000 to the Sponsor. Such note amends and restates in its entirety the Third Extension Note. The Sponsor may elect to convert up to a maximum amount of $1.5 million of the unpaid principal balance under the January 2025 Note relating to working capital expenses into such number of ordinary shares (the “Conversion Shares”) equal to: (x) the portion of the principal amount of the January 2025 Note being converted divided by (y) the conversion price of $1.00, rounded up to the nearest whole number of ordinary shares. The note is payable in cash or the Conversion Shares which are issuable upon the consummation of the Company’s initial business combination. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, and (b) the date of the liquidation of the Company. As of June 30, 2025, the Company had borrowed $3,407,063 under the January 2025 Note.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We have not identified any critical accounting estimates as of June 30, 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our Certifying Officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in our statements of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statements of cash flows. This material weakness continues to exist as of June 30, 2025.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, and December 31, 2024, as of the years then ended we identified a material weakness related to the fact that we have not yet designed and maintained effective controls related to the accounting for complex transactions which resulted in an error in the classification of payments made under certain purchase agreements. Specifically, we incorrectly accounted for a purchase agreement whereby payments made on behalf of the Company by parties to the agreement were presented as capital contributions prior to the consummation of the purchase agreement and should have been presented as a liability. This material weakness continues to exist as of June 30, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)Unregistered Sales of Unregistered Securities.

There were no sales of unregistered securities during the quarterly period covered by this quarterly report.

(b)Use of Proceeds - Not Applicable.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

INTEGRATED WELLNESS ACQUISITION CORP

Date: September 5, 2025	By:	/s/ Matthew Malriat
	Name:	Matthew Malriat
	Title:	Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)