Form 10-K
period 2025-12-31
Integrated Wellness Acquisition Corp
filed 2026-08-21
CIK 1877557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41131

INTEGRATED WELLNESS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1615488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Wall Street, Level 11, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2025, as reported on the Pink Limited Market was $13,727,870.

As of August 20, 2026, there were 70,876 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association, as amended, that the Company (as defined below) adopted prior to the consummation of our initial public offering (as defined below);
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“BDO” are to BDO USA, P.C., our independent registered public accounting firm;
●	“Btab” are to Btab Ecommerce Group, Inc., a Georgia corporation;
●	“Btab Business Combination” are to the transactions contemplated by the Btab Business Combination Agreement (as defined below);
●	“Btab Business Combination Agreement” are to the Business Combination Agreement the Company entered into on August 26, 2024, with IWAC Holding Company Inc., IWAC Purchaser Merger Sub II Inc., IWAC Company Merger Sub Inc. and Btab;
●	“Btab Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus and filed with the SEC in connection with the Btab Business Combination;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company;
●	“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “IWAC,” “our Company,” “we” or “us” are to Integrated Wellness Acquisition Corp, a Cayman Islands exempted company.
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to our Class B ordinary shares initially issued to our prior sponsor (as defined below) in a private placement prior to our initial public offering and including those subsequently transferred to our officers and directors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” are to the initial public offering that was consummated by the Company on December 13, 2021;
●	“initial shareholders” are to all of our shareholders immediately prior to the date of our initial public offering, including our prior sponsor and all of our officers and directors to the extent they hold such shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;
●	“prior sponsor” are to IWH Sponsor LP, a Delaware limited partnership;
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants that were issued to our prior sponsor in the private placement;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Pubco” are to IWAC Holding Company Inc., a newly created holding company organized under the laws of Delaware;
●	“public shares” are to our Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our sponsor and/or members of our management team purchase public shares, provided that our initial shareholders’ status as a “public shareholder” only exists with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on November 3, 2021, as amended, and declared effective on December 8, 2021 (File No. 333-260713);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Suntone Investment Pty Ltd, an Australian proprietary limited company;
●	“trust account” are to the U.S.-based trust account in which a portion of the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

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

Financial Position

With funds available for a business combination in the amount of approximately $15,310,131 as of December 31, 2025, after payment of $4,025,000 of deferred underwriting fees but including the $0 of offering proceeds held outside the trust account as of December 31, 2025, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third-party financing will be available to us.

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

Other than the appointment of our current CFO to serve as the CFO for the combined company following the Btab Business Combination, we cannot assure you that any of our officers will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

See “Btab Business Combination” above for more information on the requisite approvals in connection with the Btab Business Combination.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2025, the amount in the trust account was approximately $12.92 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our amended and restated memorandum and articles of association provide that only public shares and not any founder shares are entitled to redemption rights. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline set fourth in our amended and restated memorandum and articles of association or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

See “Btab Business Combination” above for more information on redemptions in connection with the Btab Business Combination.

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

On December 12, 2025, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “December 2025 Meeting”). At the December 2025 Meeting, a proposal to amend by special resolution the Company’s amended and restated memorandum and articles of association, as amended (the “Fourth Charter Amendment”), to extend the date by which the Company has to consummate an initial business combination from December 15, 2025 to March 16, 2026 (or such earlier date as determined by the Company’s board of directors in its sole discretion) was approved. The Company extended the date by which it must consummate an initial business combination by an additional three months until March 16, 2026.

On March 12, 2026, the Company’s shareholders approved an amendment extending the date by which the Company must consummate an initial business combination from March 16, 2026 to September 16, 2026, or such earlier date as determined by the Company’s Board of Directors.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Under our current amended and restated memorandum and articles of association, we have until September 16, 2026 to consummate an initial business combination. If we have not consummated an initial business combination by such time, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by September 16, 2026. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If we do not consummate an initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will require funding outside the trust account as of December 31, 2025, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, based on the amount in the trust account as of December 31, 2025 the per-share redemption amount received by shareholders upon our dissolution would be approximately $12.92(before taking into account the withdrawal of interest to pay taxes, if any, and of up to $100,000 to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $12.92. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, such liability will not be greater than the amount of funds from our trust account received by any such shareholder. As of December 31, 2025, there was no funds held outside of the trust account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $12.92 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty and/or may have acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages. We cannot assure you that claims will not be brought against us for these reasons.

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

We are required to evaluate our internal control procedures for the year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Until we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our executive offices are located at 48 Wall Street, Level 11, New York, NY 10005, and our telephone number is (917) 397-7625. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b)Holders

On August 20, 2026, there was one holder of record of our units, five holders of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 12, 2025, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “December 2025 Meeting”) and our shareholders approved, among other things, the extension of the date by which we must consummate a business combination from December 15, 2025 to March 16, 2026 (or such earlier date as determined by the Board). In connection with the December 2025 Meeting, shareholders holding 1,109,590 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid approximately $14.3 million, or approximately $12.92 per share to redeeming shareholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been related to the Company’s formation, the initial public offering, and identifying a target for a business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest earned on cash held in the trust account. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $1,004,004. Net loss is comprised primarily of interest earned on cash held in the trust account of $452,940, offset by insurance expense amortization of $106,957, legal and accounting expenses of $632,406, formation and operating costs of $597,581, and administrative expenses of $120,000.

For the year ended December 31, 2024, we had a net loss of $100,031. Net loss is comprised primarily of interest earned on cash held in the trust account of $1,969,968, offset by insurance expense amortization of $118,850, legal and accounting expenses of $1,346,772, listing fees of $85,000, formation and operating costs of $140,852, advertising and marketing expenses of $18,369 and administrative expenses-related party of $360,000 and administrative expenses of $156.

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

For the year ended December 31, 2025, net cash provided by operating activities was $108,600. Net loss of $1,004,004 was decreased by the sponsor waiver of administrative services fee, and offset by an increase of $992,604 in operating assets and liabilities.

For the year ended December 31, 2024, net cash provided by operating activities was $1,090,547. Net loss of $100,031 includes the $360,000 expense from the sponsor waiver of the administrative services fee, and offset by an increase of $830,578 in operating assets and liabilities.

As of December 31, 2025 and 2024, we had cash held in the trust account of $15,310,131 and $14,215,318 respectively, (including interest income of $452,940 and $641,873 of deposits for extension payments for the year ending December 31, 2025, including redemptions of $36,721,262, interest income of $1,969,968, and $1,500,000 of deposits for extension payments for the year ending December 31, 2024.

As of December 31, 2025 and 2024, we had cash of $0 and $5,141 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support until the earlier of the completion of an initial business combination and our liquidation. For the year ended December 31, 2025 and 2024, our sponsor has waived any payments under this agreement.

The underwriters of the initial public offering are entitled to a deferred fee $4,025,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Promissory Notes – Related Party

In March 2023, the prior sponsor issued an unsecured promissory note to the Company (the “Extension Note”) in connection with the extension payment made by the prior sponsor to extend the Termination Date from March 13, 2023 to June 13, 2023. The Extension Note is non-interest bearing and payable on the earlier of the date the business combination is consummated or the liquidation of the Company. As of December 31, 2025, the Company had borrowed $1,150,000, the maximum amount under the Extension Note.

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

In December 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s Termination Date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2025, the Company has borrowed $1,500,000, the maximum amount under the Third Extension Note.

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

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022 we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activities in of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows. This material weakness continues to exist as of December 31, 2025.

As of December 31, 2024, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls related to the accounting for complex transactions which resulted in an error in the classification of payments made under certain purchase agreements. Specifically, we incorrectly accounted for a purchase agreement whereby payments made on behalf of the company by parties to the agreement were presented as capital contributions prior to the consummation of the purchase agreement and should have been presented as a liability. This material weakness continues to exist as of December 31, 2025

We have implemented a remediation plan which includes our Chief Financial Officer performing additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee of the trust account. We are developing a remediation plan which includes our Chief Financial Officer consulting with legal and account experts to review complex transactions, specifically newly executed agreements, and performing additional post-closing review procedures including review of the accounting for complex transactions and newly executed agreements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses described above.

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the above, there have been no changes to our internal control over financial reporting during the most recent quarter for the fiscal year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the fiscal year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Additional Information

On August 20, 2026, Binson Lau, the Chairman of the Board, was appointed as the Co-Chief Executive Officer of the Company.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Binson Lau	48	Co-Chief Executive Officer and Chairman of the Board of Directors
Matthew Malriat	39	Co-Chief Executive Officer, Chief Financial Officer and Director
Yueh Eric Seto	52	Director
John Zhong Chen	65	Director

The experience of our directors and executive officers is as follows:

Binson Lau has served as our chairman of the board since February 2024 and as our Co-Chief Executive Officer since August 2026. He has dealt with international manufacturers, retailers, and end-users in various industries for more than 10 years. He has a strong knowledge base in technology, grocery, farming, electronics, sports, commercial, consumer, and home products. Mr. Lau founded Btab Group Inc., an ecommerce company focusing on empowering small businesses, and served as its Chief Executive Officer and Chairman of the Board from November 2018 until the present. Since March 2023, Mr. Lau has served as Chief Executive Officer and Chairman of the Board of Btab Ecommerce Group, Inc. (OTC: BBTT), a holding company of five subsidiaries focusing on ecommerce, manufacturing and wholesale. Mr. Lau founded and has been serving as Chief Executive Officer and Director of Btab Group Australia, an ecommerce technology development company in Australia, since January 2015. He holds a bachelor’s degree in Commerce from Curtin University. We believe he is well qualified to serve on our board of directors due to his extensive experience in various industries.

Matthew Malriat has served as our Co-Chief Executive Officer since December 2024 and has served as our Chief Financial Officer and one of our directors since February 2024. Mr. Malriat is an active Certified Public Accountant (CPA) with over 10 years of experience in capital markets, corporate finance transactions, and audit services, including raising capital via IPOs, Special Purpose Acquisition Companies (SPACs), acquisitions and divestitures. He oversaw the SPAC mergers of Volta Inc. and Janus International Group, Inc., and after the mergers, he advised the new filers on SEC reporting and technical reporting matters as well including reviewing their financial statements. He has participated in various capacities on other similar transactions. Mr. Malriat’s transaction experience includes public and private transactions across a variety of end markets and product categories. He completed a secondment in Switzerland where he provided US GAAP and IFRS assurance and advisory services to public companies throughout Europe, Asia and the US. Mr. Malriat holds both a B.S. in Accounting and Computer Science from West Chester University of Pennsylvania. We believe he is well qualified to serve on our board of directors due to his extensive experience in public and private transactions in a variety of industries.

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

John Zhong Chen has served as one of our directors since February 12, 2024. He is currently the Founder and Chief Executive Officer of Western Iron Ore Pty Ltd, an Australian exploration company that was established in 2010 with a sole focus on iron ore in the Pilbara region of Western Australia, a role he has served in since 2010. Since 2020, Dr. Chen served as Chief Executive Officer of HealthRegen Pty Ltd, a biotechnology/pharmaceutical company developing next generation and proprietary best-in-class therapies for people with type 1 diabetes. Dr. Chen held position with DiabCure Pty Ltd as Chief Executive Officer, a biotechnology/pharmaceutical Company developing next generation and proprietary best-in-class therapies for people with type 2 diabetes since 2020. Since 2020, Dr. Chen served as Chief Executive Officer of Probiomin Pty Ltd, a company that was established to develop, manufacture and distribute the diabetes complementary (CM) products on the global scale. Dr. Chen held positions with the Macquarie University as a Research Assistant from 1988-1990 and as a Research Assistant at The University of Western Australia from 1990-1994. Dr. Chen served as Founder and Chief Executive Officer at White Swan Trading Company, a retailer and wholesaler from 1993-2012. He joined Aussie Credit Capital Pty Ltd, which is a Credit Provider with a Credit Provider license in 2006 as Founder and Director and worked there till 2012. Dr. Chen was Chief Executive Officer at Western Coal Ply Ltd from 2010-2014. From 2012 to 2015, he also served as Chief Executive Officer of Australian Mining Resources Service Pty Ltd. Dr. Chen earned a degree of Doctor of Philosophy from Macquarie University, Sydney, Australia. He also holds a Doctor of Philosophy (Geology) from The University of Western Australia, Perth, Australia. We believe he is well qualified to serve on our board of directors due to his extensive experience in working with public companies in a variety of industries.

Resignation of Directors

On August 10, 2026, each of Donald Fell, Michael Peterson and Suren Ajjarapu resigened from our board of directors. None of the resignations was the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Fell and Mr. Peterson were members of the audit committee, the nominating and corporate governance committee and the compensation committee; Mr. Peterson served as chairman of the audit committee. Following these resignations, the board of directors consists of four members, two of whom are independent.

Family and Close Personal Relationships

No family or close personal relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as described above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Matthew Malriat, will expire at our 2026 annual meeting of shareholders. The term of office of the second class of directors, consisting of Yueh Eric Seto and John Zhong Chen, will expire at our 2027 annual meeting of shareholders. The term of office of the third class of directors, consisting of Binson Lau will expire at our 2028 annual meeting of shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. John Zhong Chen is the sole member and the Chairman of the audit committee.

Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate, and our board of directors has determined that John Zhong Chen qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. John Zhong Chen serves as the sole member and chairman of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors. Our board of directors has determined that John Zhong Chen is independent under the NYSE listing standards.

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

Compensation Committee

We have established a compensation committee of our board of directors. John Zhong Chen serves as the sole member and chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that John Zhong Chen is independent under the NYSE listing standards.

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

Trading Policies

On April 14, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE Rules (the “Insider Trading Policy”).The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of August 20, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,945,876 ordinary shares issued and outstanding as of August 20, 2026, consisting of (i) 70,876 Class A ordinary shares and (ii) 2,875,000 Class B ordinary shares. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares (2)		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Suntone Investment Pty Ltd (Sponsor)(3)	—	—	2,000,000	69.6%	67.9%
Matthew Malriat	—	—	—	—	—
Binson Lau	—	—	—	—	—
John Zhong Chen	—	—	—	—	—
Yueh Eric Seto	—	—	—	—	—
All directors and executive officers as a group (4 individuals)	—	—	2,000,000	69.6%	67.9%

Other 5% Shareholders
IWH Sponsor LP (4)	—	—	862,500	30%	29.3%
Shaolin Capital Management LLC (5)	232,200	(7)	—	—	7.9(7)%
Polar Asset Management Partners Inc.(6)	250,000	(7)	—	—	8.5(7)%
Clear Street LLC (8)	465,153	(7)	—	—	15.8(7)%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Integrated Wellness Acquisition Corp, 48 Wall Street, Level 11, New York, NY 10005.
(2)	Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment. Class B Ordinary Shares otherwise have the same rights as Class A Ordinary Shares, except that prior to our initial business combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment and removal of directors.
(3)	The shares reported in this row are held of record by our Sponsor, Suntone Investment Pty Ltd, an Australian proprietary limited company. Jiang Hui Bao, the Chief Executive Officer of our Sponsor, may be deemed to have beneficial ownership of the securities held of record by our Sponsor but disclaims any such beneficial ownership except to the extent of her pecuniary interest therein.

(4)	The shares reported in this row are held of record by the prior sponsor, which is the record holder of 862,500 Class B Ordinary Shares. IWH Sponsor GP LLC is the general partner of the prior sponsor. Hadrien Forterre, Antonio Varano Della Vergiliana and Arcturus Holdings, LLC are the managing members of IWH Sponsor GP LLC. James MacPherson is the managing member of Arcturus Holdings, LLC. By virtue of these relationships, each of these entities and individuals may be deemed to share beneficial ownership of the securities held of record by the prior sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest therein.
(5)	According to a Schedule 13G/A filed on February 22, 2024 by Shaolin Capital Management LLC. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.
(6)	According to a Schedule 13G filed on November 14, 2024 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the Class A ordinary shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	The number of Public Shares reported may not reflect any subsequent redemptions of Public Shares by the holder. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the holder’s current beneficial ownership.
(8)	According to a Schedule 13G filed on August 14, 2026 by Clear Street LLC. The business address of Clear Street LLC is 4 World Trade Center, 150 Greenwich St Floor 45 New York, NY 10007.

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

In December 2023, we issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $1,500,000 to Sriram, pursuant to which Sriram agreed to loan the Company up to $1,500,000 in connection with the extension of the Company’s termination date from December 13, 2023 to December 13, 2024. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company. As of December 31, 2023, the Company had not borrowed any amounts under the Third Extension Note.

On January 14, 2025, we issued an amended and restated promissory note (the “January 2025 Note”) in the aggregate principal amount of up to $4,000,000 to the Sponsor. Such note amends and restates in its entirety the Third Extension Note. The Sponsor may elect to convert up to a maximum amount of $1.5 million of the unpaid principal balance under the January 2025 Note relating to working capital expenses into such number of ordinary shares (the “Conversion Shares”) equal to: (x) the portion of the principal amount of the January 2025 Note being converted divided by (y) the conversion price of $1.00, rounded up to the nearest whole number of ordinary shares. The Conversion Shares are issuable issued upon the consummation of our initial business combination.

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

We currently maintain our executive offices at 48 Wall Street, Level 11, New York, NY 10005. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE until the completion of our initial business combination or our liquidation. The sponsor has waived payments of the $10,000 per month fee.

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

Director Independence

NYSE listing rules require that a majority of a company’s board of directors be independent within one year of its initial public offering. An “independent director” is defined generally as a person that satisfies the applicable objective standards set forth in the listing rules and that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have two “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of John Zhong Chen and Yueh Eric Seto is an independent director under applicable SEC and the NYSE listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees of BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10 - Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled approximately $260,306 and $190,326, respectively. The above amounts include interim procedures and audit fees, S-4 filing fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2025 and 2024, we did not pay BDO any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO for tax services, planning or advice for the years ended December 31, 2025 and 2024.

All Other Fees

We did not pay BDO for any other services for the years ended December 31, 2025 and 2024.

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

Shareholders and Board of Directors

Integrated Wellness Acquisition Corp

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated Wellness Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

August 20, 2026

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$—	$5,141
Due from related party	2,605	1,341
Total Current Assets	2,605	6,482
Non-current Assets
Cash held in Trust Account	15,310,131	14,215,318
Total Non-current Assets	15,310,131	14,215,318
TOTAL ASSETS	$15,312,736	$14,221,800

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,395,067	$1,943,887
Account payable	959,007	416,319
Due to related party	233,229	233,229
Promissory note – Suntone	3,914,459	2,933,387
Promissory note – related party	1,790,000	1,790,000
Total Current Liabilities	9,291,762	7,316,823
Non-current Liabilities
Deferred underwriting commissions	4,025,000	4,025,000
Total Non-current Liabilities	4,025,000	4,025,000
Total Liabilities	13,316,762	11,341,823

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 1,185,481 and 1,185,481 shares issued and outstanding at redemption value as of December 31, 2025 and 2024	15,310,131	14,215,318

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 shares issued and outstanding (excluding 1,185,481 and 1,185,481 shares subject to possible redemption as of December 31, 2025 and 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(13,314,445)	(11,335,628)
Total Shareholders’ Deficit	(13,314,157)	(11,335,340)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$15,312,736	$14,221,800

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2025	2024
Formation and operating costs	$597,581	$140,852
Accounting and legal expenses	632,406	1,346,772
Listing fees	—	85,000
Insurance expense	106,957	118,850
Advertising and marketing expenses	—	18,369
Administrative expenses - related party	120,000	360,000
Administrative expenses	—	156
Total Operating expenses	1,456,944	2,069,999
Loss from operations	(1,456,944)	(2,069,999)

Other income:
Interest earned on cash held in Trust Account	452,940	1,969,968
Total other income	452,940	1,969,968
Net loss	$(1,004,004)	$(100,031)

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	1,185,481	4,104,151
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.41	$0.33

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.52)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	1,185,481	$14,215,318	2,875,000	$288	$—	$(11,335,628)	$(11,335,340)
Sponsor waiver of administrative services fee	—	—	—	—	120,000	—	120,000
Accretion of Class A ordinary shares to redemption amount	—	1,094,813	—	—	(120,000)	(974,813)	(1,094,813)
Net Loss	—	—	—	—	—	(1,004,004)	(1,004,004)
Balance as of December 31, 2025	1,185,481	$15,310,131	2,875,000	$288	$—	$(13,314,445)	$(13,314,157)

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	4,255,117	$47,466,611	2,875,000	$288	$—	$(8,125,628)	$(8,125,340)
Redemption of Class A ordinary shares	(3,069,636)	(36,721,262)	—	—	—	—	—
Sponsor waiver of administrative services fee	—	—	—	—	360,000	—	360,000
Accretion of Class A ordinary shares to redemption amount	—	3,469,969	—	—	(360,000)	(3,109,969)	(3,469,969)
Net Loss	—	—	—	—	—	(100,031)	(100,031)
Balance as of December 31, 2024	1,185,481	$14,215,318	2,875,000	$288	$—	$(11,335,628)	$(11,335,340)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED WELLNESS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,004,004)	$(100,031)
Adjustments to reconcile net income to net cash used in operating activities:
Sponsor waiver of administrative services fee	120,000	360,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	993,868	831,919
Due from related party	(1,264)	(1,341)
Net cash provided by operating activities	108,600	1,090,547

Cash Flows from Financing Activities:
Payment of shareholder redemptions	—	(36,721,262)
Payments and deposits made by Suntone	981,072	976,894
Payments made by Suntone under promissory note - Suntone	—	1,400,102
Net cash provided by (used in) financing activities	981,072	(34,344,266)

Net Change in Cash and Cash held in Trust Account	1,089,672	(33,253,719)
Cash and Cash held in Trust Account – Beginning	14,220,459	47,474,178
Total cash and cash held in Trust Account – Ending	$15,310,131	$14,220,459

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,094,813	$3,469,969
Transfer of Due to Suntone amounts to Promissory Note - Suntone	$—	$1,533,284

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

Sponsor and Initial Financing

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 7, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying and negotiating with a target for a Business Combination. The Company generates non-operating income in the form of earnings and interest on marketable securities and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In addition to the payment of the purchase price, Sriram agreed to assume various obligations of the Company, including (i) the costs and expenses associated with the monthly extension approved by the Company’s shareholders until December 12, 2023 including monthly extension payments of $160,000, (ii) the costs and expenses for the Company to take all necessary actions to file a proxy statement and hold a shareholders meeting prior to December 13, 2023 in order to extend the term of the Company to the date which is 36 months following the consummation of its IPO, (iii) satisfaction of all of its public company reporting requirements, (iv) payment of D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the Business Combination and obtain appropriate tail coverage, (v) payment of all outstanding legal fees owed by the Company at or before the closing of a Business Combination, (vi) payment of all of the Company’s existing liabilities and (vii) performance of all other obligations of a sponsor related to the Company. As of December 31, 2025, Suntone has paid $3,914,459 for the Company’s outstanding obligations and deposits into the Trust Account, which are recorded as a liability on the consolidated balance sheets.

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

The Company will only proceed with a Business Combination if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders of the Company approved, among other things, a proposal by special resolution to extend the date by which the Company has to consummate an initial business combination from June 13, 2023 to December 13, 2023. An aggregate of $160,000 was deposited into the Trust Account for each of the six one - month extension through December 13, 2023. During the fiscal year ended December 31, 2023, the Company exercises six one - month extensions, depositing an aggregate $960,000 into the Trust Account to extend the date by which the Company had to consummate an initial business combination through December 13, 2023.

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

In connection with the December 2024 Meeting, holders of 3,069,636 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $36,721,262 was removed from the Trust Account to pay such holders.

In connection with the December 2025 Meeting, shareholders holding 1,109,590 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. The Company paid approximately $14.3 million, or approximately $12.92 per share, to redeeming shareholders.

In connection with the March 12, 2026 extraordinary general meeting, holders of 5,015 Class A ordinary shares elected to redeem their shares for a pro rata portion of the funds held in the Trust Account. The Company paid approximately $13.17 per share, resulting in an aggregate redemption payment of approximately $66,068.

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

On December 8, 2025, the Company’s shareholders approved the proposed business combination with Btab Ecommerce Group, Inc. at an extraordinary general meeting.

On December 12, 2025, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from December 15, 2025 to March 16, 2026, and to permit the Board of Directors, in its sole discretion, to liquidate the Company prior to such date. Shareholders also approved an amendment eliminating the limitation that the Company may not redeem public shares if such redemption would cause net tangible assets to fall below $5,000,001.

In connection with the extension vote, holders of 1,109,590 Class A ordinary shares exercised their redemption rights for a pro rata portion of the funds held in the Trust Account. The redemption price was approximately $12.92 per share, resulting in aggregate redemptions of approximately $14.3 million paid on January 3, 2026. Following the redemptions, the Company retained approximately 75,891 public shares outstanding.

The Company filed the approved amendments to its Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies on December 12, 2025.

Please see Note 6 for additional transactions that occurred after December 31, 2025 through the date of the financial statements were issued.

Going Concern

As of December 31, 2025, the Company had $0 in cash and a working capital deficit of $9,289,157. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2025 or 2024.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 13, 2021, an amount of $117,300,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. As of December 31, 2025 and 2024, substantially all of the assets were held in cash deposits. Interest income is included in other income as interest earned on cash held in the Trust Account in the consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” using the asset and liability method and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred tax assets were deemed immaterial and the Company has recorded a full valuation allowance as of December 31, 2025 and 2024.

Tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity/deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2025, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from Initial Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,102,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,519,382)
Add:
Re-measurement of Class A ordinary shares subject to possible redemption	13,922,293
Class A ordinary shares subject to possible redemption, December 31, 2021	117,300,361
Re-measurement of Class A ordinary shares subject to possible redemption	1,691,913
Class A ordinary shares subject to possible redemption, December 31, 2022	118,992,274
Redemption of Class A ordinary shares subject to possible redemption	(77,625,038)
Re-measurement of Class A ordinary shares subject to possible redemption	6,099,375
Class A ordinary shares subject to possible redemption, December 31, 2023	47,466,611
Redemption of Class A ordinary shares subject to possible redemption	(36,721,262)
Re-measurement of Class A ordinary shares subject to possible redemption	3,469,969
Class A ordinary shares subject to possible redemption, December 31, 2024	14,215,318
Re-measurement of Class A ordinary shares subject to possible redemption	1,094,813
Class A ordinary shares subject to possible redemption, December 31, 2025	$15,310,131

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

This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both classes of shares, the Company split the amount to be allocated using the weighted average shares outstanding for the Class A redeemable ordinary shares and the Class B non-redeemable ordinary shares for the year ended December 31, 2025 and 2024, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2025:

For the Year Ended
December 31, 2025
Net income (loss)	$(1,004,004)
Accretion of temporary equity to redemption value	(1,094,813)
Net loss including accretion of temporary equity to redemption value	$(2,098,817)

	For the Year Ended
	December 31, 2025
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(612,762)	$(1,486,055)
Allocation of accretion of temporary equity to redemption value	1,094,813	—
Allocation of net income (loss)	$482,051	$(1,486,055)

Denominator:
Weighted-average shares outstanding	1,185,481	2,875,000
Basic and diluted net income (loss) per share	$0.41	$(0.52)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Net income (loss)	$(100,031)
Accretion of temporary equity to redemption value	(3,469,968)
Net loss including accretion of temporary equity to redemption value	$(3,569,999)

	For the Year Ended
	December 31, 2024
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,099,369)	$(1,470,630)
Allocation of accretion of temporary equity to redemption value	3,469,969	—
Allocation of net income (loss)	$1,370,599	$(1,470,630)

Denominator:
Weighted-average shares outstanding	4,104,151	2,875,000
Basic and diluted net income (loss) per share	$0.33	$(0.51)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, ‘Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.’ ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its financial statements.

In December 2025, the FASB issued ASU 2025-11, ‘Interim Reporting (Topic 270): Narrow-Scope Improvements.’ The Company is currently evaluating the impact of this update on its financial statements.

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

As of December 31, 2025 and 2024, the Company had borrowed $1,150,000 under the Extension Note and $640,000 under the Second Extension Note for aggregate borrowings of $1,790,000. These amounts are recorded to Promissory note – related party on the consolidated balance sheets.

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

On June 18, 2024, Sriram assigned the Third Extension Note (the “Assignment”) by and between Sriram, as assignor, and Suntone, as assignee.

As of December 31, 2025 the Company has borrowed $3,914,459 under the Third Extension Note. This amount includes $1,533,284 of amounts previously classified as a Due to Suntone liability on the consolidated balance sheets, and $2,381,174 of additional deposits and payments made by Suntone on behalf of the Company subsequent to the Assignment. These amounts are recorded to Promissory note – Suntone on the consolidated balance sheets.

Administrative Services Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Both the Prior Sponsor and Sriram have waived these payments under this agreement, which the Company accounts for as capital contributions. For the year ended December 31, 2025 and 2024, the Company recorded $120,000 and $360,000 to Administrative Expense – Related Party on the consolidated statements of operations, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no Working Capital Loans were outstanding.

Due from Related Party

As of December 31, 2025 and 2024, the Sponsor owed the Company $2,605 and $1,341, respectively, for payments made by the Company on behalf of the Sponsor.

Due to Related Party

As of December 31, 2025 and 2024, the Company owes the Sponsor $233,229 and $233,229, respectively, for payments made by the Sponsor on behalf of the Company.

Due to Suntone

Subsequent to the Sponsor Handover, Suntone has paid for ongoing and outstanding obligations of the Company and extension deposits. As of December 31, 2025 and December 31, 2024, Suntone has made payments in the aggregate of $3,914,459 and $2,933,387, respectively and are recorded to Promissory note – Suntone on the Consolidated Balance Sheet.

NOTE 4 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholder meeting on June 2, 2023, holders of Class A ordinary shares redeemed 6,108,728 shares for cash. In connection with the shareholders meeting on December 11, 2023, holders of Class A ordinary shares redeemed 1,136,155 shares for cash. In connection with the shareholders meeting on December 11, 2024, holders of Class A ordinary shares redeemed 3,069,636 shares for cash. Accordingly, at December 31, 2025 and 2024, there were 1,185,481 and 1,185,481 Class A ordinary shares issued and outstanding subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2025 and 2024, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

NOTE 6 — SUBSEQUENT EVENTS

Business Combination Activities

As previously disclosed, the Company’s shareholders approved the proposed business combination with Btab Ecommerce Group, Inc. (“Btab”) at an extraordinary general meeting held on December 12, 2025.

On March 12, 2026, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association extending the date by which the Company must consummate an initial business combination from March 16, 2026 to September 16, 2026, or such earlier date as determined by the Company’s board of directors. Shareholders also approved an amendment permitting the Board of Directors to elect to wind up the Company’s operations on an earlier date. As a result of the approved extension, the Company has additional time to complete its proposed business combination with Btab.

Resignation of Directors

On August 10, 2026, three of our Directors, Donald Fell, Michael Peterson and Suren Ajjarapu, resigned from our board of directors and all related committees. Our board now has four members.

Redemptions

On January 3, 2026, the Company paid approximately $14.3 million from the Trust Account to holders of 1,109,590 Class A ordinary shares that had elected to redeem their shares in connection with the December 12, 2025 extraordinary general meeting. The redemption price was approximately $12.92 per share. Following such redemptions, approximately $980 thousand remained in the Trust Account and 75,891 public shares remained outstanding.

In connection with the March 12, 2026 extraordinary general meeting, holders of 5,015 Class A ordinary shares elected to redeem their shares for a pro rata portion of the funds held in the Trust Account, and the Company paid an aggregate redemption payment of approximately $66,068 (approximately $13.17 per share) to such holders.

Extension Meeting and Redemption Rights

The Company has determined that the foregoing events represent non-recognized subsequent events and, accordingly, no adjustments have been made to the accompanying financial statements as of December 31, 2025.

NOTE 7 — SEGMENT INFORMATION

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

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (3)
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. (5)
3.3	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. (6)
3.4	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company, as amended. *
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental, as trustee. (3)
10.2	Registration Rights Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the other parties listed on the signature page thereto. (3)
10.3	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.4	Form of Indemnity Agreement. (2)
10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and IWH Sponsor LP. (3)
10.6	Promissory Note, dated as of July 7, 2021, issued by the Company to IWH Sponsor LP. (1)
10.7	Securities Subscription Agreement, dated as of July 7, 2021, between the Company and IWH Sponsor LP. (1)
10.8	Letter Agreement, dated December 8, 2021, by and among the Company, IWH Sponsor LP and the Company’s officers and directors. (3)
10.9	Amended and Restated Promissory Note issued to Suntone Investment Pty Ltd, dated January 14, 2025 (9)
10.10	Form of Shareholder Support Agreement, dated May 30, 2024 by and among the Company, Btab Ecommerce Group, Inc., and the shareholders signed thereto. (8)
10.11

Sponsor Letter Agreement, dated as of May 30, 2024, by and among Suntone Investment Pty Ltd., the Company, Btab Ecommerce Group, Inc., and those certain holders of Integrated Wellness Acquisition Corp Class B shares set forth on the signature pages therein. (8)

10.12	Form of Lock-Up Agreement by and among the Company and certain holders therein. (8)
14	Code of Ethics. (2)
19	Insider Trading Policies and Procedures, adopted April 14, 2025. (11)
31.1

Certification of the Co-Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy adopted as of November 30, 2023 (10)
99.1	Charter of the Compensation Committee (amended) (10)

99.2	Charter of the Audit Committee (amended) (10)
99.3	Charter of Nominating and Corporate Governance Committee (10)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
+

The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 (b) (2) of Regulation S - K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260713), filed with the SEC on November 3, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260713), filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2024.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 27, 2024.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2025.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2024.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10 - K, filed with the SEC on April 15, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED WELLNESS ACQUISITION CORP

August 20, 2026	By:	/s/ Matthew Malriat
	Name:	Matthew Malriat
	Title:	Co-Chief Executive Officer and Chief Financial Officer

August 20, 2026	By:	/s/ Binson Lau
	Name:	Binson Lau
	Title:	Co-Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Malriat	Co-Chief Executive Officer, Chief Financial Officer and Director	August 20, 2026
Matthew Malriat	(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Binson Lau	Co-Chief Executive Officer and Chairman of the Board	August 20, 2026
Binson Lau	(Co-Principal Executive Officer)

/s/ Yueh Eric Seto	Director	August 20, 2026
Yueh Eric Seto

/s/ John Zhong Chen	Director	August 20, 2026
John Zhong Chen